Form 10QSB
period 1995-09-30
QUALITY RESORTS OF AMERICA INC
filed 1995-11-30
CIK 766431

                     UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549


FORM 10-QSB


Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the First Quarter Ended          Commission File No. 0-14035
September 30, 1995

         QUALITY RESORTS OF AMERICA, INC.

(Exact name of Registrant as specified in its charter)


              California             68-0046021
(State of other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


11357A Pyrites Way, Suite 3
Rancho Cordova, CA                                     95628
(Address of principal executive                      (Zip Code)
 office)

Registrant's telephone number, including area code:      (916)853-9812

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)   Yes   X            No
                   (2)   Yes   X            No

      The number of shares outstanding of the Registrant's only class of common stock, as of September 30, 1995 was 3,284,818.


                               QUALITY RESORTS OF AMERICA, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                FOR THREE MONTH PERIOD ENDING
                                  SEPTEMBER 30, 1995 AND 1994
                                          (Unaudited)

                                                Sept 30,        June 30,
                                                  1995            1995
                                              ----------      ----------
ASSETS
Current Assets:
Cash                                         $    26,288     $    16,913
Current maturities of membership
  contracts receivable, net                      287,526         290,576
Current Maturities of Notes
  Receivable                                      75,000          62,297
Interest and dues receivable                     120,797         126,007
Due from Officers and Employees                   16,355          13,228
Other current assets                             246,944         215,714
                                              __________      __________
   Total Current Assets                          772,910         724,735

Membership contracts, net                      2,030,029       1,807,284
Operating Resorts, net                         1,969,681       1,969,681
Property held for development, net               523,965         536,765
Operating equipment, net                         175,922         183,406
Notes Receivable                                 747,387         747,990
Other assets                                      58,242          57,135
                                              __________     ___________
TOTAL ASSETS                                 $ 6,265,433     $ 6,026,996
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 249,543         199,371
Accrued Expenses and other current
     liabilities                                 343,080         268,053
Due to Officers                                   66,797          59,863
Current Portion of Deferred Income               191,244         191,244
Current maturities long-term debt              1,101,281         651,818
                                              __________      __________
Total Current Liabilities                      1,951,945       1,370,349

Long-term debt                                 3,733,989       4,177,876
Deferred income                                  637,759         660,735
                                              __________      __________
Total Liabilities                              6,323,693       6,208,960





                            QUALITY RESORTS OF AMERICA, INC.
                                    AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                             FOR THREE MONTH PERIOD ENDING
                               SEPTEMBER 30, 1995 AND 1994
                                       (Unaudited)
                                        Continued


Stockholders' Equity
Preferred stock, 5,000,000 shares
  authorized; none issued
Common stock, no par value,
  20,000,000 shares authorized;
  3,284,818 shares outstanding                 2,514,969       2,514,969
Retained earnings (deficit)                  (2,573,229)     (2,696,933)
                                              __________      __________
Total Stockholders' Equity                   (   58,260)     (  181,964)

TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY                        $ 6,265,433     $ 5,026,996
                                               =========        ========




                    QUALITY RESORTS OF AMERICA, INC.AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THREE MONTH PERIOD ENDING
                               SEPTEMBER 30, 1995 AND 1994
                                       (Unaudited)


                                                      Three Months Ended
                                                     -------------------
                                                         September 30,
                                                  1995            1994
                                              ----------      ----------
Revenues

Membership Sales                              $  690,468      $  377,747
Resort Operations                                433,782         457,321
Interest Income                                   89,220          72,767
Other Income                                       1,755           1,192
                                              __________        ________
Total Revenue                                 $1,215,225         909,027


Expenses

Sales & Marketing                                337,160         200,142
Resort Operations                                306,291         309,181
General & Administrative                         235,660         197,020
Allowance for Doubtful Accounts                   55,374          14,885
Interest Expense                                 154,637         153,888
                                               _________        ________
Total Expenses                                 1,089,121         875,116

Income (Loss) from Operations                    126,104          33,911

Other income (expense):

Nonrecurring Items                                   -0-        ( 2,284)
                                             ___________      __________
Income (loss) before provision
   for income taxes                              126,104          31,627

Provision for income taxes(credits)                2,400              --
                                                  ______         _______
Net income (loss)                             $  123,704       $  31,627
                                                  ======         =======
Net income (loss) per share                           04              01
                                                     ===             ===
Average number of shares outstanding
   during the periods: 3,284,818




                               QUALITY RESORTS OF AMERICA
                                    AND SUBSIDIARIES
                                 STATEMENT OF CASH FLOW
                             FOR THREE MONTH PERIOD ENDING
                               SEPTEMBER 30, 1995 AND 1994
                                       (Unaudited)

                                               September       September
                                                    1995            1994
                                            ____________ _______________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                    $  123,704      $   31,627

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization                     21,120          20,910
Provision for losses on
  contracts and interest receivable               55,374          14,885
(Gain) Loss on Sales of Assets                       -0-           2,300
Deferred Income                              (   22,976)           2,298

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase  Contracts Receivable                ( 275,069)      ( 110,061)
(Increase)Decrease  Interest and Dues receivable                   5,210
                                              (  87,025)
Increase Prepaid Expenses & Other Assets      (  35,464)      ( 131,027)
Increase in Accounts Payable                      50,172           1,729
Increase (Decrease) Accrued expenses              81,961          23,651
                                              __________      __________
NET CASH USED IN OPERATING ACTIVITIES              4,032      ( 230,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal Repayment of Notes Receivable              603             546
Sale of Fixed Assets                                 -0-           2,700
Additions to property and equipment           (     836)       ( 12,904)
                                              __________      __________
NET CASH FLOW FROM INVESTING ACTIVITIES       (     233)       (  9,658)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowing                           26,793         365,304
Principal repayments on debts                (   21,217)     (   33,105)
                                              __________      __________
NET CASH FROM FINANCING ACTIVITIES                 5,576         332,199

NET INCREASE (DECREASE) IN CASH                    9,375          91,828
CASH, beginning of period                         16,913         189,282
                                              __________      __________
CASH, end of period                            $  26,288      $  281,110
                                              ==========      ==========

                        QUALITY RESORTS OF AMERICA, INC.
                              AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - General

   The condensed consolidated balance sheet and the condensed consolidated statement of operations as of June 30, 1995, have been audited, while the balance sheet and statement of operations for the periods ended September 30, 1995, and September 30, 1994, are unaudited. In the opinion of management, all adjustments (which include any normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three-month periods ended September 30, 1995, and 1994 are not necessarily indicative of the operating results for the full year.

                           MANAGEMENTS DISCUSSION AND ANALYSIS
                                   OR PLAN OF OPERATIONS

Overview

   The Company's revenues are derived primarily from membership sales and resort operations. Membership sales generally consist of membership in Quality Resorts of America, Inc. (QRA), with prices ranging from $1,995 to $3,995, and membership in its wholly owned subsidiary, Club Rainbow Vacations, Inc. (CRV), with prices ranging from $4,995 to $6,995. For the fiscal year ended June 30, 1995, the Company sold 560 new memberships, of which 104 canceled (18.6%), compared to fiscal year ended 1994, in which the Company sold 513 new memberships with cancellations of 97 (18.9%). Resort operations consist of income from maintenance dues, rental units, store sales, and storage income.

Results of Operations

   The following table sets forth for the three months ended September 30, 1995, and September 30, 1994, the percentage of total sales represented by items included in the Company's Statements of Operations.

                                          Sep 1995    Jun 1995     Sep 1994
Revenues:
Membership Sales                               57%         53%          42%
Resort Operations                              36%         39%          50%
Interest Income                                 7%          8%           8%
Other Income                                    0%          0%           0%
                                             _____       _____        _____
Total Revenues                                100%        100%         100%

Expenses:
Sales and Marketing                            28%         29%          22%
Resort Operations                              25%         27%          34%
General and Administrative                     19%         22%          22%
Provision for Bad Debt                          5%          3%           2%
Interest                                       13%         17%          17%
                                             _____       _____        _____
Total Expenses                              ( 90%)     (  97%)      (  96%)

Earnings(Loss) before Income
Tax and Extraordinary Items                    10%          3%           4%

Income Tax Provision                            0%          0%           0%

Extraordinary Items                             0%          0%           0%

Net Income(Loss)                               10%          3%           4%
                                             =====       =====        =====


The Company's strategy for growth is:   i) to open offsite sales offices
in Southern California to expand its marketing area to areas outside of the Resorts marketing areas; and ii) to extend the number of resorts available to its members by affiliating with other resorts not owned by the Company, and establishing sales offices at these resorts. There is no assurance, however, that the Company will be successful in achieving its growth strategies or that sales or profits will increase from the implementation of these strategies.


Membership Sales

      For the three-month period ended September 30, 1995, membership sales increased from the prior period by $332,000 (98%), from $378,000 to $690,000. This increase is partially attributed to an upgrade product being offered to current members that have not upgraded in the past. This upgrade offers family usage for a period of four years, a resale program that becomes effective after a four year period, extended stays at the Resorts, and a condominium package. During the first quarter ended September 30, 1995, 54 members purchased upgrades for a total of $137,000. Upgrades were not offered to members during the first quarter ending September 30, 1994. New membership sales increased by $195,000 (54%).

      The Company has contracted with Affiliated Resorts, Inc. (a company owned by Robert R. Brindle, the Company's Board Chairman) to sell CRV memberships at offsite locations. An offsite office has been established at Golden Pond Resort (GPR, owned by Affiliated Resorts, Inc.), located in the Greater Palm Springs area. All current and new CRV members are allowed specific usage, without charge, of this resort. Affiliated Resorts, Inc.,
(ARI) is responsible for all sales costs. In exchange, the Company pays ARI 50% sales commission on sales and 40% of sales for CRV usage of the resort.

      Marketing expenses decreased to 49 percent of membership sales from 53 percent of sales in 1994 ($337,000 in 1995 compared to $201,000 in 1994, an increase of $136,000). Commission expense increased from $129,000 (36% of sales) in 1994, to $247,000 (36% of sales) in 1995, an increase of $118,000. Other sales expenses increase from $72,000 (19% of sales) to $90,000 (13 percent of sales).

Resort Operations

      Revenues generated from Resort Operations decreased by $ 23,000 (5 percent) over the same period in 1994. This decrease is primarily from dues income. Expenses remained vertually the same ($306,000 in 1995 compared to $309,000 in 1994) as management continued its efforts to contain costs.

General and Administrative Expense

      General and administrative expense increased from $197,000 in 1994 to $236,000 in 1995 (an increase of 20 percent). This is attributed to an increase in professional services in the amount of $30,000, and an increase in office expense of $13,000.

      The increase in professional services is due to increase in consulting service fees paid to Robert R. Brindle, Board Chairman (from $52,000 per year to $100,000 per year), and a personal loan guarantee fee paid to Robert R. Brindle and Robert M. Brindle, President and Chief Executive Officer, in the amount of $8,000 each. These guarantees were required for the Small Business Administration Disaster Loan the Company received to repair storm damage at Klamath Cove Resort. The increase in office expense is due to the Company's taking over all billing and collections of its contracts and dues receivable.

Liquidity and Capital Resources

      The Company experiences its most significant demand for working capital between May and October. During these months, operating and sales expenses increase significantly. Because this time represents the peak usage of the campgrounds, it requires hiring seasonal workers and increasing maintenance and operating expenses. These months are also the months of the most active sales efforts, and, accordingly, sales expenses increase significantly as well.

      The Company's operations require a significant investment in resort properties and improvements before a substantial level of revenues can be expected from the sale of memberships. The operating cost of the Resorts is not fully borne by the members until a certain portion of the memberships are sold, necessitating the Company to bear the shortfall. Membership sales are seasonal in nature, with the majority of such sales occurring during the spring and summer months.

      The Company was approved for a Small Business Administration Disaster Loan in July 1995, for repairs to Klamath Cove Resort, which sustained damage from winter storms. The loan is a three year loan at 8 percent interest. The loan was approved for the amount of $281,000, secured by personal guarantees from Robert R. Brindle and Robert M. Brindle, and by a trust deed on River Grove Resort. The Company's estimation of damages amounted to a much lower amount and asked that the loan amount to be reduced to $90,000. The SBA has not yet made the determination to lower the loan amount. The Company has received $25,000 of the loan amount for work completed to date.

      Current maturities of long term debt have increased by $585,000, due to the maturity of secured loans on Klamath Cove Resort. These notes are secured by 41 individual deeds of trust at interest rates between 12% and 15%, interest only payments, maturing in August 1996. Management anticipates that the notes will roll over for an additional three years, or will be paid off. However, there can be no assurance that a significant number will roll over their notes for an additional term.

                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUALITY RESORTS OF AMERICA, INC.



Dated: November 09, 1994             Susan Bienias

                                     Susan Bienias
                                     Chief Financial Officer