Form 10QSB/A
period 1995-09-30
QUALITY RESORTS OF AMERICA INC
filed 1996-02-09
CIK 766431

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
                                  SEPTEMBER 30, 1995 AND 1994
                                          (Unaudited)

                                                Sept 30,        June 30,
                                                  1995            1995
                                              ----------      ----------
ASSETS
Current Assets:
Cash                                         $    26,288     $    16,913
Current maturities of membership
  contracts receivable, net                      287,526         290,576
Current Maturities of Notes
  Receivable                                      75,000          62,297
Interest and dues receivable                     120,797         126,007
Due from Officers and Employees                   16,355          13,228
Other current assets                             246,944         215,714
                                              __________      __________
   Total Current Assets                          772,910         724,735

Membership contracts, net                      2,030,029       1,807,284
Operating Resorts, net                         1,969,681       1,969,681
Property held for development, net               523,965         536,765
Operating equipment, net                         175,922         183,406
Notes Receivable                                 734,684         747,990
Other assets                                      58,242          57,135
                                              __________     ___________
TOTAL ASSETS                                 $ 6,265,433     $ 6,026,996
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 249,543         199,371
Accrued Expenses and other current
     liabilities                                 343,080         268,053
Due to Officers                                   66,797          59,863
Current Portion of Deferred Income               191,244         191,244
Current maturities long-term debt              1,101,281         651,818
                                              __________      __________
Total Current Liabilities                      1,951,945       1,370,349

Long-term debt                                 3,733,989       4,177,876
Deferred income                                  637,759         660,735
                                              __________      __________
Total Liabilities                              6,323,693       6,208,960





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


                                     QUALITY RESORTS OF AMERICA, INC.



Dated: FEBRUARY 09, 1996             Susan Bienias

                                     Susan Bienias
                                     Chief Financial Officer