Form 10QSB
period 1995-12-31
QUALITY RESORTS OF AMERICA INC
filed 1996-02-14
CIK 766431

Quality Resorts of America, Inc.
11357A Pyrites Way, Suite 3
Rancho Cordova, CA  95670



February 14, 1996



Securities and Exchange Commission
Washington, D.C. 20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q for the second quarter ended December 31, 1995.

Sincerely,

QUALITY RESORTS OF AMERICA, INC.

Susan Bienias

Susan Bienias
Chief Financial Officer

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-QSB



                          Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Second Quarter Ended                Commission File No. 0-14035
      December 31, 1995

                   QUALITY RESORTS OF AMERICA, INC.

      (Exact name of Registrant as specified in its charter)


        California                         68-0046021
(State of other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)


      11357A Pyrites Way, Suite 3
      Rancho Cordova, CA                                             95670
(Address of principal executive                                  (Zip Code)
 office)

Registrant's telephone number, including area code:      (916)853-9812

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)   Yes   X            No
                   (2)   Yes __X            No _______


      The number of shares outstanding of the Registrant's only class of common stock, as of December 31, 1995 was 3,284,818.

                              QUALITY RESORTS OF AMERICA, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                 FOR SIX MONTH PERIOD ENDING
                                  DECEMBER 31, 1995 AND 1994
                                          (Unaudited)

                                                 Dec 31,        June 30,
                                                  1995            1995
                                              ----------      ----------
ASSETS
Current Assets:
Cash                                         $    70,804     $    16,913
Current maturities of membership
  contracts receivable, net                      440,651         290,576
Current Maturities of Notes
  Receivable                                     809,066          62,297
Interest and dues receivable                     126,007         126,007
Due from Officers and Employees                   24,692          13,228
Other current assets                             299,147         215,714
                                              __________      __________
   Total Current Assets                        1,770,367         724,735

Membership contracts, net                      1,762,608       1,807,284
Operating Resorts, net                         1,969,681       1,969,681
Property held for development, net               517,765         536,765
Operating equipment, net                         197,506         183,406
Notes Receivable                                    -0-          747,990
Other assets                                      72,009          57,135
                                              __________     ___________
TOTAL ASSETS                                 $ 6,289,936     $ 6,026,996
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 259,022         199,371
Accrued Expenses and other current
     liabilities                                 336,405         268,053
Due to Officers                                    -0-            59,863
Current Portion of Deferred Income               197,314         191,244
Current maturities long-term debt                847,112         651,818
                                              __________      __________
Total Current Liabilities                      1,639,853       1,370,349

Long-term debt                                 3,996,589       4,177,876
Deferred income                                  601,659         660,735
                                              __________      __________
Total Liabilities                              6,238,101       6,208,960


                            QUALITY RESORTS OF AMERICA, INC.
                                    AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                              FOR SIX MONTH PERIOD ENDING
                               DECEMBER 31, 1995 AND 1994
                                       (Unaudited)
                                        Continued

Stockholders' Equity
Preferred stock, 5,000,000 shares
  authorized; none issued
Common stock, no par value,
  20,000,000 shares authorized;
  3,284,818 shares outstanding                 2,514,969       2,514,969
Retained earnings (deficit)                  (2,463,134)     (2,696,933)
                                              __________      __________
Total Stockholders' Equity                       51,835      (  181,964)

TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY                        $ 6,289,936     $ 6,026,996
                                             ===========     ===========

                   QUALITY RESORTS OF AMERICA, INC.AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR SIX MONTH PERIOD ENDING
                               DECEMBER 31, 1995 AND 1994
                                       (Unaudited)


                                                      December 31,
                                                  1995            1994
                                              ----------      ----------
Revenues
Membership Sales                              $1,166,721      $  549,213
Resort Operations                                835,301         818,702
Interest Income                                  162,971         147,440
Other Income                                       3,318          74,462
                                              __________        ________
Total Revenue                                 $2,168,311       1,589,817


Expenses

Sales & Marketing                                570,804         326,783
Resort Operations                                502,824         517,035
General & Administrative                         477,343         439,782
Allowance for Doubtful Accounts                   91,063          19,440
Interest Expense                                 325,641         306,982
                                               _________        ________
Total Expenses                                 1,967,676       1,610,022

Income (Loss) from Operations                    200,635       ( 20,205)

Other income (expense):

Nonrecurring Items                                35,564         10,689
                                             ___________      __________
Income (loss) before provision
   for income taxes                              236,199        ( 9,516)

Provision for income taxes(credits)                2,400           2,400
                                                  ______         _______
Net income (loss)                             $  233,799      ($ 11,916)
                                                  ======         =======
Net income (loss) per share                          .04             .00
                                                     ===             ===
Average number of shares outstanding
   during the periods: 3,284,818

                                  QUALITY RESORTS OF AMERICA
                                       AND SUBSIDIARIES
                                    STATEMENT OF CASH FLOW
                                 FOR SIX MONTH PERIOD ENDING
                                  DECEMBER 31, 1995 AND 1994
                                          (Unaudited)

                                                   December        December
                                                       1995            1994
                                               ____________ _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                       $  233,799    $ (  11,916)

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation and amortization                        33,902          42,030
Provision for losses on
  contracts and interest receivable                  91,063          19,440
(Gain) Loss on Sales of Assets                          -0-           2,300
Deferred Income                                 (   53,006)       ( 18,607)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase Contracts Receivable                    ( 220,002)      (  67,140)
(Increase)Decrease Interest and
    Dues receivable                                  23,540      (  17,957)
Increase Prepaid Expenses &
    Other Assets                                 ( 109,771)      ( 207,236)
Increase(Decrease) Accounts Payable                  59,652      (  25,386)
Increase(Decrease) Accrued Expenses                   8,489      (  47,998)
                                                 __________      __________
NET CASH USED IN OPERATING ACTIVITIES                67,666      ( 332,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal Repayment of Notes Receivable               1,221             918
Sale of Fixed Assets                                    -0-           2,700
Additions to property and equipment              (  29,002)       ( 25,629)
                                                 __________      __________
NET CASH FLOW FROM INVESTING ACTIVITIES          (  27,781)       ( 22,011)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowing                              37,437         340,304
Principal repayments on debts                   (   23,431)     (   56,335)
Settlement of Debts                                             (   12,972)
                                                -----------    ------------
NET CASH FROM FINANCING ACTIVITIES                   14,006         270,997

NET INCREASE (DECREASE) IN CASH                      53,891      (  83,484)
CASH, beginning of period                            16,913         189,282
                                                 __________      __________
CASH, end of period                               $  70,804      $  105,798
                                                 ==========      ==========



                        QUALITY RESORTS OF AMERICA, INC.
                              AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - General

   The condensed consolidated balance sheet and the condensed consolidated statement of operations as of June 30, 1995, have been audited, while the balance sheet and statement of operations for the periods ended December 31, 1995, and December 31, 1994, are unaudited. In the opinion of management, all adjustments (which include any normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the six-month periods ended December 31, 1995, and 1994 are not necessarily indicative of the operating results for the full year.

                           MANAGEMENTS DISCUSSION AND ANALYSIS
                                   OR PLAN OF OPERATIONS

Overview

   The Company's revenues are derived primarily from membership sales and resort operations. Membership sales generally consist of membership in Quality Resorts of America, Inc. (QRA), with prices ranging from $1,995 to $3,995, and membership in its wholly owned subsidiary, Club Rainbow Vacations, Inc. (CRV), with prices ranging from $4,995 to $6,995. For the fiscal year ended June 30, 1995, the Company sold 560 new memberships, of which 104 canceled (18.6 percent), compared to fiscal year ended 1994, in which the Company sold 513 new memberships with cancellations of 97 (18.9 percent). Resort operations consist of income from maintenance dues, rental units, store sales, and storage income.

Results of Operations

   The following table sets forth for the six months ended December 31, 1995, and December 31, 1994, the percentage of total sales represented by items included in the Company's Statements of Operations.

                                          Dec 1995    Jun 1995     Dec 1994
Revenues:
Membership Sales                               54%         53%          35%
Resort Operations                              38%         39%          51%
Interest Income                                 8%          8%           9%
Other Income                                    0%          0%           5%
                                             _____       _____        _____
Total Revenues                                100%        100%         100%

Expenses:
Sales and Marketing                            27%         29%          21%
Resort Operations                              23%         27%          32%
General and Administrative                     22%         22%          28%
Provision for Bad Debt                          4%          3%           1%
Interest                                       15%         17%          19%
                                             _____       _____        _____
Total Expenses                              ( 91%)     (  97%)      ( 101%)

Earnings(Loss) before Income
Tax and Extraordinary Items                     9%          3%           1%

Income Tax Provision                            0%          0%           0%

Extraordinary Items                             2%          0%           0%

Net Income(Loss)                               11%          3%           1%
                                             =====       =====        =====

The Company's strategy for growth is:   i) to open offsite sales offices
in Southern California to expand its marketing area to areas outside of the Resorts' marketing areas; and ii) to extend the number of resorts available to its members by affiliating with other resorts not owned by the Company, and establishing sales offices at these resorts.

Membership Sales

      For the six-month period ended December 31, 1995, membership sales increased from the same period of the prior year by $618,000 (112 percent), from $549,000 to $1,167,000. This increase is partially attributed to an upgrade product being offered to current members that have not upgraded in the past. This upgrade offers family usage for a period of four years, a resale program that becomes effective after a four year period, extended stays at the Resorts, and a condominium package. For the six months ended December 31, 1995, 67 members purchased upgrades for a total of $171,000. Upgrades were not offered to members during the first quarter ending December 31, 1994. New membership sales increased by $416,000 (69 percent), from $605,000 in 1994 to $1,020,000 in 1995, to 294 new members.

      The Company has contracted with Affiliated Resorts, Inc. (a company owned by Robert R. Brindle, the Company's Board Chairman) to sell CRV memberships at offsite locations. An offsite office has been established at Golden Pond Resort (GPR, owned by Affiliated Resorts, Inc.), located in the Greater Palm Springs area. All current and new CRV members are allowed specific usage, without charge, of this resort. Affiliated Resorts, Inc.,
(ARI) is responsible for all sales costs. In exchange, the Company pays ARI 50 percent sales commission on sales and 40 percent of sales for CRV usage of the resort.

      Marketing expenses increased to $571,000 (49 percent of sales) in 1995 compared to $327,000 (60 percent of sales) in 1994, an increase of $244,000. The increase in expense is due to the increase in sales. Commission expense increased from $154,000 (28 percent of sales) in 1994, to $294,000 (25 percent of sales) in 1995, an increase of $140,000. Other sales expenses increase from $172,000 (31 percent of sales) to $277,000 (24 percent of sales). The increase of other expenses is primarily attributed to an increase in expenditures in the generation of tours.

Resort Operations

      Revenues generated from Resort Operations increased slightly by $18,000 (2 percent) over the same period in 1994. Expenses decreased slightly to $503,000 in 1995 compared to $517,000 in 1994.

General and Administrative Expense

      General and administrative expense increased from $440,000 in 1994 to $477,000 in 1995 (an increase of 8 percent). This is attributed to an increase in professional services in the amount of $22,000.

Extraordinary Items

      The Company obtained approval from the State of California Department of Forestry to harvest timber from 110 acres at Redwood Trails Resort in
Northern California.   Income in the amount of $106,000 was generated from
the harvesting of timber at a cost of $71,000. The harvesting has been suspended for the winter and will resume in the spring. The plan also calls for the replanting of the area harvested.

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

      The Company was approved for a Small Business Administration Disaster Loan in July 1995, for repairs to Klamath Cove Resort, which sustained damage from winter storms. The loan is a three year loan at 8 percent interest. The loan was approved for the amount of $281,000, secured by personal guarantees from Robert R. Brindle and Robert M. Brindle, and by a trust deed on River Grove Resort. The Company's estimation of damages amounted to a much lower amount and the loan amount has been reduced to $90,000. The Company has received $25,000 of the loan amount for work completed to date.

      The note receivable from the sale of Westside Resort has been reclassified to current maturities as it is due to be paid off by November
1, 1996, by the terms of the sale of the property.   The note is in
default. The Company foreclosed and the sale date was set for December 5, 1995. The mortgagees filed for protection in the bankruptcy courts on December 4, 1995. The plan they have submitted to the bankruptcy court calls for a sale of the property to close by March 15, 1996. If the sale does not occur, a liquidation agent will be given the authority to sell the property. If the property is not sold within nine months, the foreclosure will be allowed. The Company is filing a motion to dismiss the bankruptcy.

      Current maturities of long term debt have increased by $195,000, primarily due to the maturity of secured loans on Klamath Cove Resort in the amount of $560,000, and the renewal of secured loans on Lighthouse Marina Resort and Redwood Trails in the amount of $430,000. These notes are secured by individual deeds of trust at interest rates between 12 percent and 15 percent, interest only payments, maturing in August 1996. Management anticipates that the notes will be renewed for an additional terms, or will be paid off. However, there can be no assurance that a significant number will roll over their notes for an additional term.

                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUALITY RESORTS OF AMERICA, INC.



Dated: February 14, 1996             Susan Bienias

                                     Susan Bienias
                                     Chief Financial Officer