Form 10QSB
period 1996-03-31
QUALITY RESORTS OF AMERICA INC
filed 1996-08-12
CIK 766431

Quality Resorts of America, Inc.
11357A Pyrites Way, Suite 3
Rancho Cordova, CA  95670

August 12, 1996

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the rquirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-QSB for the third quarter ended March 31, 1996.

Sincerely,

QUALITY RESORTS OF AMERICA, INC.

Susan Bienias

Susan Bienias
Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB


                 Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Third Quarter Ended            Commission File No. 0-14035
      March 31, 1996


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

                   (1)   Yes  X             No
                   (2)   Yes _X             No ___


      The number of shares outstanding of the Registrant's only class of common stock, as of March 31, 1996 was 3,284,818.


                        QUALITY RESORTS OF AMERICA, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           FOR NINE MONTH PERIOD ENDING
                                  MARCH 31, 1996
                                   (Unaudited)

                                                 Mar 31,  June 30,

                                                  1996        1995
                                              ---------- ----------
ASSETS
Current Assets:
Cash                                         $   105,209 $   16,913
Current maturities of membership
  contracts receivable, net                      461,431    290,576
Current Maturities of Notes
  Receivable                                     808,432     62,297
Interest and dues receivable                     128,229    126,007
Due from Officers and Employees                   36,862     13,228
Other current assets                             342,178    215,714
                                              __________  _________
   Total Current Assets                        1,882,341    724,735

Membership contracts, net                      1,845,724  1,807,284
Operating Resorts, net                         1,969,681  1,969,681
Property held for development, net               513,716    536,765
Operating equipment, net                         202,156    183,406
Notes Receivable                                    -0-     747,990
Other assets                                      76,218     57,135
                                              __________   ________
TOTAL ASSETS                                 $ 6,489,836  6,026,996
                                               =========  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 272,851    199,371
Accrued Expenses and other current
     liabilities                                 347,876    268,053
Due to Officers                                    -0-       59,863
Current Portion of Deferred Income               200,616    191,244
Current maturities long-term debt                840,041    651,818
                                              __________  _________
Total Current Liabilities                      1,661,384  1,370,349

Long-term debt                                 4,011,377  4,177,876
Deferred income                                  574,078    660,735
                                              __________   ________
Total Liabilities                              6,246,839  6,208,960

                          QUALITY RESORTS OF AMERICA, INC.
                                 AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                           FOR NINE MONTH PERIOD ENDING
                                  MARCH 31, 1996
                                    (Unaudited)
                                     Continued

Stockholders' Equity
Preferred stock, 5,000,000 shares
  authorized; none issued
Common stock, no par value,
  20,000,000 shares authorized;
  3,284,818 shares outstanding              2,514,969    2,514,969

Retained earnings (deficit)                (2,271,972)  (2,696,933)
                                             __________  __________
Total Stockholders' Equity                    242,997   (  181,964)


TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY                     $ 6,489,836  $ 6,026,996
                                           ===========  ==========

                    QUALITY RESORTS OF AMERICA, INC.AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR NINE MONTH PERIOD ENDING
                                    MARCH 31, 1996
                                      (Unaudited)


                                                    March 31,

                                                  1996      1995
                                               ---------- -------
Revenues
Membership Sales                              $1,838,169    846,650
Resort Operations                              1,260,759  1,185,158
Interest Income                                  241,001    218,958
Other Income                                       8,763     75,187
                                              __________   ________
Total Revenue                                 $3,348,692  2,325,953

Expenses
Sales & Marketing                                889,034    558,031
Resort Operations                                712,841    707,409
General & Administrative                         731,205    642,661
Allowance for Doubtful Accounts                  143,313     26,209
Interest Expense                                 478,314    483,572
                                               _________   ________
Total Expenses                                 2,954,707  2,417,882

Income (Loss) from Operations                    393,985   (91,928)

Other income (expense):
Nonrecurring Items                                33,376    10,689
                                             ___________ __________

Income (loss) before provision
   for income taxes                              427,361   (81,239)

Provision for income taxes(credits)                2,400     2,400
                                                  ______    _______

Net income (loss)                             $  424,961 ($ 83,639)
                                                  ======    =======

Net income (loss) per share                          .13   (   .03)
                                                     ===       ===
Average number of shares outstanding
   during the periods: 3,284,818

                            QUALITY RESORTS OF AMERICA
                                AND SUBSIDIARIES
                             STATEMENT OF CASH FLOW
                          FOR NINE MONTH PERIOD ENDING
                           MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                March     March
                                                1996      1995
                                              __________  _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                   $  424,961 (  83,639)

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization                    52,760    63,150
Provision for losses on
  contracts and interest receivable             143,313    26,209
Deferred Income                                ( 77,285) ( 23,040)
(Gain) Loss on Sales of Assets                    -0-       2,300
Settlement of Long Term Debts                            ( 12,972)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
Increase Contracts Receivable                 ( 352,608) ( 11,371)
(Increase)Decrease Interest and
    Dues receivable                             ( 2,222) (101,767)
Increase Prepaid Expenses &
    Other Assets                              ( 169,180) ( 96,042)
Increase(Decrease) Accounts Payable              73,480    42,250
Increase(Decrease) Accrued Expenses              19,960  ( 93,814)
                                             __________ __________
NET CASH USED IN OPERATING ACTIVITIES           113,179  (288,736)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal Repayment of Notes Receivable           1,855     1,679
Sale of Fixed Assets                               -0-      2,700
Additions to property and equipment           (  48,462) ( 30,357)
                                             __________ _________
NET CASH FLOW FROM INVESTING ACTIVITIES       (  46,607) ( 25,978)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowing                          67,437   364,725
Principal repayments on debts                (   45,713) (159,173)
Settlement of Debts
                                            -----------  ----------
NET CASH FROM FINANCING ACTIVITIES               21,724   205,552

NET INCREASE (DECREASE) IN CASH                  88,296  (109,162)
CASH, beginning of period                        16,913   189,282
                                             __________ __________
CASH, end of period                           $ 105,209 $  80,120
                                             ========== =========

                        QUALITY RESORTS OF AMERICA, INC.
                              AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - General

   The condensed consolidated balance sheet and the condensed consolidated statement of operations as of June 30, 1995, have been audited, while the balance sheet and statement of operations for the periods ended March 31, 1996, and March 31, 1995, are unaudited. In the opinion of management, all adjustments (which include any normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine-month periods ended March 31, 1996, and 1995 are not necessarily indicative of the operating results for the full year.

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

Results of Operations

   The following table sets forth for the nine months ended March
31, 1996, and March 31, 1995, the percentage of total sales represented by items included in the Company's Statements of Operations.

                                Mar 1996    Jun 1995     Mar 1995
Revenues:
Membership Sales                   55%         53%          36%
Resort Operations                  38%         39%          51%
Interest Income                     7%          8%          10%
Other Income                        0%          0%           3%
                                 _____       _____        _____
Total Revenues                    100%        100%         100%

Expenses:
Sales and Marketing                27%         29%          24%
Resort Operations                  21%         27%          30%
General and Administrative         22%         22%          28%
Provision for Bad Debt              4%          3%           1%
Interest                           14%         17%          21%
                                 _____       _____        _____
Total Expenses                     88%      (  97%)      ( 104%)

Earnings(Loss) before Income
Tax and Extraordinary Items        12%          3%         ( 4%)

Income Tax Provision                0%          0%           0%

Extraordinary Items                 1%          0%           0%

Net Income(Loss)                   13%          3%         ( 4%)
                                 =====       =====        =====

The Company's strategy for growth is:   i) to open offsite sales
offices to expand its marketing area to areas outside of the Resorts' marketing areas; and ii) to extend the number of resorts available to its members by affiliating with other resorts not owned by the Company, and establishing sales offices at these resorts.

Membership Sales

      For the nine-month period ended March 31, 1996, membership sales increased from the same period of the prior year by $991,000 (117 percent), from $849,000 to $1,838,000. This increase is partially attributed to an upgrade product being offered to current members that have not upgraded in the past. This upgrade offers family usage for a period of four years, a resale program that becomes effective after a four year period, extended stays at the Resorts, and a condominium package. For the nine months ended March 31, 1996, 152 members purchased upgrades for a total of $387,000. New membership sales increased by $591,000 (66 percent), from $894,000 in 1995 to $1,485,000 in 1996.

      The Company has contracted with Affiliated Resorts, Inc. (ARI, a company owned by Robert R. Brindle, the Company's Board Chairman) to sell CRV memberships at offsite locations. An offsite office was established at Golden Pond Resort (GPR, owned by Affiliated Resorts, Inc.), located in the Greater Palm Springs area. For the nine-month period ended March 31, 1996, ARI generated sales in the amount of $221,000. Affiliated Resorts, Inc., is responsible for all sales costs. In exchange, the Company pays ARI 50 percent sales commission on sales and 40 percent of sales for CRV member usage of GPR.

      Marketing expenses increased to $889,000 (48 percent of sales) in 1996 compared to $558,000 (66 percent of sales) in 1995, an increase of $331,000. The increase in expense is due to the increase in sales. Commission expense increased from $255,000 (30 percent of sales) in 1995, to $490,000 (27 percent of sales) in 1996, an increase of $235,000. Other sales expenses increased from $303,000 (36 percent of sales) to $399,000 (22 percent of sales). The increase of other expenses is primarily attributed to an increase in expenditures in the generation of tours, such as telemarketing payroll related expense, telephone expense, purchase of leads, and exhibits and shows.

Resort Operations

      Revenues generated from Resort Operations increased by $76,000 (6 percent) over the same period in 1995. Maintenance dues increased by $42,000 and income from park activities increased $34,000. Expenses increased slightly to $713,000 in 1996 compared to $707,000 in 1995.


General and Administrative Expense

      General and administrative expense increased from $643,000 in 1995 to $731,000 in 1996 (an increase of 14 percent). This is attributed in part to an increase in collection services in the amount of $24,000. Postage and office supply expense increase by $20,000 over the prior year as the Company had completed the transfer of the member billing from an outside service to its own system in the summer of 1995. Payroll and payroll expense increase by $50,000 due to increase in personnel.

Extraordinary Items

      The Company obtained approval from the State of California Department of Forestry to harvest timber from 110 acres at Redwood
Trails Resort in Northern California.   Income in the amount of
$106,000 was generated in the Fall of 1995 from the harvesting of timber at a cost of $71,000. The harvesting was suspended for the winter with plans to resume in the spring. The plan also calls for the replanting of the area harvested.

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

      The Company was approved for a Small Business Administration Disaster Loan in July 1995, for repairs to Klamath Cove Resort, which sustained damage from winter storms. The loan is a three year loan at 8 percent interest. The loan was approved for the amount of $281,000, secured by personal guarantees from Robert R. Brindle and Robert M. Brindle, and by a trust deed on River Grove Resort. The Company's estimation of damages amounted to a much lower amount and the loan amount has been reduced to $90,000. The Company has received $55,000 of the loan amount for work completed to date.
The permitting process is expected to be completed in August, 1996, to allow for the completion of repairs.

      The note receivable from the sale of Westside Resort has been reclassified to current maturities as it was due to be paid off by November 1, 1996 under the terms of the sale of the property.
The note was in default and the Company foreclosed. The sale date was set for December 5, 1995. However, the mortgagees filed for protection in the bankruptcy courts on December 4, 1995. The plan they approved by the bankruptcy court calls for a contract for the sale of the property be submitted to the court by September 19, 1996, with the close of escrow by December 31, 1996. If the sale does not occur, the mortgagees have seven days to cure the default. If the default is not cured, the foreclosure will be allowed to proceed.

      Current maturities of long term debt decreased by $489,000 due to the renewal of the secured loans on Klamath Cove Resort. These notes are secured by individual deeds of trust at interest rates between 12 percent and 15 percent, interest only payments, primarily maturing in August 2001.

                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              QUALITY RESORTS OF AMERICA, INC.



Dated: August 1, 1996                Susan Bienias


                                     Susan Bienias
                                     Chief Financial Officer