Form 10KSB
period 1996-06-30
QUALITY RESORTS OF AMERICA INC
filed 1997-02-14
CIK 766431

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549
                                    ===============
                                      FORM 10-KSB
   (Mark One)                       ===============
     X                  ANNUAL REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934
                          For Fiscal Year ended June 30, 1996

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________________

                              Commission File No. 0-14035
                           QUALITY RESORTS OF AMERICA, INC.
                ------------------------------------------------------
                    (Name of small business issuer in its charter)

        California                                     68-0046021
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

11707 Fair Oaks Blvd, Suite 210
Fair Oaks, CA                                                      95628
(Address of principal executive office)                         (Zip Code)

Issuer's telephone number, including area code:  (916) 967-9812

Securities registered pursuant to Section 12(b) of the Act:              None
Securities registered pursuant to Section 12(g) of the Act:              None

   Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   x

   State issuer's revenues for its most recent fiscal year $4,328,523.

   The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 15, 1996, was not available.

   The number of shares outstanding of the Registrant's only class of common stock, as of June 30, 1996, was 3,284,818.

                          DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference into the indicated part of this Form 10K: NONE


ITEM 101 - BUSINESS DESCRIPTION

   The Company operates four membership-based destination resort campgrounds located in Northern California. The Company's business was started in 1979 as a partnership consisting of members of the Brindle family. That entity transferred its assets to Redwood Trails, Inc., which subsequently transferred them to Advanced Resort Systems, Inc. The Company was formed in September, 1984, and, in a triangular merger effected in February, 1985, Advanced Resort Systems, Inc., and Redwood Trails, Inc., merged into Quality Resorts of California, Inc., a wholly-owned subsidiary of the Company.

   The resort campground industry emerged in the early 1970's in the Pacific Northwest as a result of the increased nationwide popularity of recreational vehicles (such as motor homes, travel trailers, campers and pop-up tents), and the decreasing availability of public campground facilities. In the state of California, camping is a $2 billion-a-year industry. Each year, according to a 1994 study, 8.6 million people spend a cumulative 81 million nights in facilities from side-of-the-road pull-offs to amenity-laden commercial or membership resorts. California campers are described as primarily middle income families (76 percent have incomes above $40,000 per year) and well educated (84 percent have at least some college). About one half have dependant children. Only 2.3 percent of adult campers are in their 20s, with the majority (about three-fourths) in the 30-59 range, and a quarter aged 60 and older.

   While public campgrounds outnumber commercial ones by a 2-to-1 margin, commercial resorts get slightly more visitors overall. Resorts feature family-oriented activities in the setting of individual campsites, recreational facilities and scenic open spaces. The typical resort campground offers individual campsites with utility hookups, clubhouse, arcade, rest rooms with hot showers, laundry facilities, a convenience store, recreational amenities with organized activities, playground, and full-time security.

   The Company has been marketing to the general public, primarily in Northern California, the right to use the Resorts through memberships. The membership entitles the member the usage of any of the Company's Resorts, subject to the rules and regulations set for each Resort. Management believes that the memberships provide a quality family vacation at an affordable price.

   Members typically pay an initial membership fee, currently $1,995 to $6,995, payable in full at the time of purchase, or by a cash down payment, with the balance payable in monthly installments over a maximum period of 120 months. Interest is charged on membership contracts receivable which are due beyond one year and averages 15%. For a nominal additional fee, members have the right, under a reciprocal arrangement with Camp Coast to Coast, Inc., and/or Resort Parks International, to camp at over 600 other resorts located throughout the United States, Canada, and Mexico. Additionally, members may join Club Rainbow Vacations, Inc., (CRV) a wholly-owned subsidiary of the Company, and have access to certain condominiums throughout the world, discounts on travel, cruises, golf, hotels, and free vacations at the Company's Resorts.

   After a membership is purchased, it may not be transferred for a two-year period. Thereafter, it may be transferred a total of three times, unless otherwise provided. The transferred membership expires on the death or cancellation of the third transferee. To date, the number of transfers of memberships has been minimal. The number of memberships that will cancel prior to utilizing the transfer privilege is estimated to be 18%.

   Current memberships do not convey any ownership interest in the Company or its Resorts, the right to use a specific campsite (other than fifteen Pioneer memberships that have sites at Redwood Trails) or the right to determine future Resort improvements or operations. Except for certain Redwood Trails members who are allowed a 30-day visit in that park only, the duration of any one visit has normally been restricted to 7 consecutive days at River Grove, 15 consecutive days at Lighthouse Marina and Redwood Trails, and 4 consecutive days at Klamath Cove. A member has typically been permitted to visit a Resort an unlimited number of times so long as visits are separated by an absence from the Resort system of one week or longer.

   Annual dues constitute a major source of revenue, with the current rate for new members set at $288 per year. Members dues are frozen at their current rate upon reaching the age of 65. Dues levels may be adjusted annually on a cumulative basis to the percentage increase in the local Consumer Price Index, or 3%, whichever is more. Upon transfer of membership, the dues level accelerates to the current level for the new member. Starting in 1990, the Company offered the first 1,000 of its existing members the opportunity to pay their dues for life (transferrable to one subsequent owner of the membership) by paying $1,440 (subsequently increased to $2,495). To date, 874 members have taken advantage of this offer.

   Although the Company may develop additional Resorts in the future, prospective members are cautioned to base their decision to purchase a membership on the facilities in existence at the time of joining.

Marketing Memberships

   In the past, the major market for the Company has been in the Northern California area with sales staff located at the Resorts. Offsite sales offices are an opportunity for the Company to make gains in sales on a year round basis and to sell in markets that are not accessible to the Resorts' sales staff. The Company has operated offsite offices in the past, primarily in offering an upgrade product to existing members and selling to orphaned members from other resorts.

   Membership sales continue throughout the year at Lighthouse Marina. Because of weather conditions, sales activities slow significantly at Redwood Trails, River Grove and Klamath Cove during the winter months.

   A new market has emerged as an extension of resorts that have either gone out of business, stopped operating as a membership resort, or has ceased their affiliation with Camp Coast to Coast. This has proven to be a lucrative market, estimated to be 20,000 orphaned or dissatisfied members in California, Nevada and Arizona.

   A program has been offered to members to upgrade their membership to a Club Rainbow membership (CRV). This upgrade offers them Resort Parks International, immediate-family memberships for $350, extended stays and free rentals at the Resorts, and access to independent affiliated resorts. During the year ended June 30, 1996, 200 members upgraded their memberships, with total revenues from these upgrades amounting to $521,000.

   Memberships are marketed under the trade name QRA and the slogan "Vacations for LIFE!"

Competition

   The Company markets its Resorts as family-oriented membership-based campgrounds featuring recreational activities and other amenities. A number of organizations compete directly with the Company by marketing memberships in multiple Resort networks. Additional competition comes from single-park organizations and public campgrounds. Some competition offers their members reciprocal use of multiple Resort locations through affiliations with other Resort owners, such as Camp Coast to Coast. The Company believes that the membership fees, the location of Resorts and the amenities and services offered at such Resorts are important elements in determining the Company's competition in the industry.

   The Company's main competition, multiple-park membership Resort networks, have locations spread over the United States, but do not cover the Northern California area sufficiently. The Company's selection of four unique water-oriented Resorts in the Northern California area has given it a strong position in this market area. Management believes that by having a concentration of Resorts in Northern California, its membership is distinctive from the competition. Also, by belonging to a reciprocal system, the Company feels that it accommodates its members' desire to have Resorts available outside of the Northern California area.

   Single-park membership Resorts do not have the ability to offer the variety that many campers desire. Therefore, it is felt that the Company has a product that meets its target market without significant competition from this type of Resort business.

   Recreational campsites open to the public charge approximately $15 to $22 per night. Management believes that its Resorts are distinguishable from such private and public facilities because of the additional amenities, increased security and family-oriented activities that the Company offers.

Government Regulations and Environmental Laws

   The development and operation of Resorts require discretionary permits or approvals issued by government agencies, pursuant to Title 25 of the California Administrative Code, administered by the Department of Housing and Community Development, and environmental laws. These agencies include the California Coastal Commission, local planning and health departments, the California Department of Housing and Community Development, the Department of Fish and Game, the U. S. Army Corps of Engineers, and the California Regional Water Quality Control Board. Approvals from these agencies are frequently conditioned upon the applicant taking all steps necessary to ensure the project provides adequate scenic and environmental protection, water quality controls, public access to adjacent public lands, adequate waste discharge systems and that it will meet building code standards. While management believes the Company is in full compliance in all material respects with the current requirements of governmental authorities, it is unable to predict the effect of future laws or regulations administered by federal, state and local authorities exercising jurisdiction over its development activities. To minimize regulatory costs, delays and other problems, the Company intends to only acquire existing campgrounds. It is felt that this will enable the Company to accelerate the offer and sale of memberships for additional Company-owned Resorts, thus obtaining a more rapid return on its initial investment.

   The California Legislature enacted Assembly Bill No. 1578 in September 1983 and Senate Bill No. 2203 in September, 1990. Each of these bills regulates the sale and resale of membership camping contracts similar to the company's membership agreement. The legislation requires membership camping operators, such as the Company, to disclose to purchasers of memberships information about membership rights and restrictions, the Company's experience in the outdoor membership resort industry and the significant facilities of each Resort. Also, it specifies certain disclosures that needs to be contained in both the incentive offer made as part of an advertising plan and the subsequent contract. In addition, it specifies that each purchaser of a membership has the right to cancel the membership agreement within three days after the date of purchase if the purchaser has inspected a Resort prior to signing the agreement, or within ten days after the date of purchase if no such inspection has been made. Further, it specifies the escrow conditions for deposits and the disclosures needed for membership resale brokers. Finally, it covers the requirements for withdrawal and transfer of membership campgrounds.
Management believes that the Company is in compliance with this legislation.

   Credit sales of memberships are regulated by federal and state consumer credit laws, including truth-in-lending and similar laws requiring disclosure of finance charges, and usury or retail installment sales laws limiting the amount of finance charges. The Company periodically revises its membership contract to reflect the finance charge information required by various disclosure laws. In addition, management believe that the interest rates currently charged on the unpaid balance of installment contracts are within the maximum finance charge permitted in each jurisdiction in which memberships are sold.

Employees

   On June 30, 1996, the Company had 41 full-time and 17 part-time employees, exclusive of sales related personnel. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months. The Company's sales staff consists of 10 people, which are paid on a commission-only basis.

ITEM 102 - DESCRIPTION OF PROPERTIES

Redwood Trails

   The Redwood Trails Resort was acquired by the Company's founders in 1979 and is located on the Pacific Ocean 40 miles north of Eureka, California, approximately 280 miles north of San Francisco and 50 miles south of the Oregon border. It is near Redwood National Park, and 1-1/2 miles from the Pacific Ocean. The Company owns 191 acres bordering U. S. Highway 101, approximately 111 acres of which are ranch and pastureland and the remaining 80 acres used for Resort purposes.

   There is a small stocked lake available to the members for fishing. This lake is stocked from the rearing ponds located on the property and from fish purchased from the California Department of Fish and Game, the Humboldt State University and private hatcheries. Fishing is also available in the ocean as well as on the south and east sides of the Resort where small mountain streams
contain steelhead and rainbow trout.   The pasturelands are the occasional scene
of a herd of grazing wild elk.

   The Resort is located in a wooded setting and contains hiking and horseback riding trails. It also has a one-room schoolhouse used as a museum and gift
store.    An old barn has been restored and is now used as a sales office, food service area and general store. The general store is open to members and the general public.

   The Resort currently contains 111 campsites, and 35 tentsites with a use permit for an additional 59 full hookup public campsites. Most of the campsites have electricity, water and sewer connections. Fifteen campsites are reserved for Pioneer members (members who paid an additional fee) who have extended stay privileges. Amenities also include outdoor sports areas, a fish cleaning station, spa, sauna, horseshoe pits, children's play area, laundry and shower facilities, cable TV, recreational vehicle storage, picnic pavilion, TV room, arcade, and a propane dispenser. There are 4 trailers and a double-wide mobile home available for rent.

   The Company refinanced the back portion of the Resort in May, 1992, for $395,000. This loan was made to the Company from 28 individual members, payable at 12% to 14% interest-only for 36 months. The notes matured in May, 1995, and were renewed for an additional one to five years by the original investors or sold to new investors. These notes are secured by deeds of trust. In December, 1992, the Company refinanced the front portion of the Resort which was raised from 76 members and totalled $1,200,000, payable at 12% to 15% interest-only for 36 months. These notes matured in December, 1995, but have been renewed for an additional one to five year term. These notes are also secured with deeds of trust.

   The Company is developing a public park with 59 RV spaces at the front of the Resort. As part of the Coastal Commission's agreement to allow this expansion, the Company agreed to improve the roadways and bridge into the Resort. Estimated cost of the public park is $150,000. Improving the existing roadways is estimated at $60,000. The bridge has been completed for a total of $26,000.

   Annual realty taxes are charged at a rate of 1% of assessed value, plus special district taxes. Property taxes amounted to $10,576 for fiscal year ended June 30, 1996.

Lighthouse Marina

   The Lighthouse Marina Resort is located on 22 acres near Isleton, California,
on the Mokulumne River.   Acquired in 1983, it is located approximately 70 miles
northeast of San Francisco in the Sacramento Delta area. The Delta contains over 1,000 miles of waterways and is a popular vacation area. The Resort currently has 46 tentsites and 215 campsites, of which 135 have water, electricity and sewer facilities, and 80 have water and electricity only. It also features a swimming pool, spa, a volleyball court, children's play area, horseshoe and shuffleboard areas, fire pit, a TV room, and an arcade. The Resort also has laundry and shower facilities, a store, a propane dispenser, fire pit, a restaurant, and recreational vehicle storage. There are 8
trailers, 4 modulars, 2 single-wide and 2 double-wide trailers   for rent.
The clubhouse contains kitchen facilities and showers.

   There are also open and covered boat slips, open and covered dry storage, boat launching, docks, and other marine facilities. Lighthouse Marina maintains one houseboat and two patio boats that it rents to members. The marina and a restaurant are located across the road from the main Resort
facilities.   The restaurant is leased and operated by an unrelated party.

   The Company refinanced the Resort in July, 1992, and received a discount of
$104,770 in paying off the previous financing.   This loan was made to the
Company from 79 members for a total of $1,250,000, payable at 12% to 15% interest-only for 36 months, and secured by deeds of trust. These loans matured in August 1995, and have been renewed for an additional one to five year term.

   The realty taxes are charged at a rate of 1% of assessed value, plus various bonds, with annual taxes for the resort amounting to $17,606 for fiscal year ended June 30, 1996.

River Grove

   River Grove is a small Resort located on 10 acres amid redwoods, bounded on one side by the San Lorenzo River, and within one-half mile of Henry Cowell State Park. Located 60 miles southwest of San Francisco, near the seaside town of Santa Cruz, California, the Resort contains 30 tentsites and 104 campsites. Most of the campsites contain water, electricity and sewer connections. Amenities at the resort include a play area, arcade, general store, clubhouse, spa, laundry and shower facilities, cable TV, horseshoe pits, shuffleboard, basketball court, TV room, a propane dispenser, campfire pit, and a clubhouse with kitchen facilities.

   River Grove was purchased in September, 1983, with the note payable being held by the previous owner. The principal balance, as of June 30, 1995, was $809,813, and payable at 12% interest, with monthly payments of principal and interest of $12,310. Interest payments were made during fiscal year 1996 in the amount of $61,099 with an additional amount of $38,739 in interest accrued but unpaid. The principal balance as of June 30, 1996, was $809,813. The note will mature in April, 2008.

   The annual realty taxes are charged at a rate of 1% of assessed value, plus special levies. The annual taxes amounted to $17,360 for fiscal year ended June 30, 1996.

Klamath Cove

   Klamath Cove Resort was acquired in June, 1993. It is located on 2-1/2 acres at the mouth of the Klamath River on the Pacific Ocean, three miles west of Highway 101, and about 20 miles north of Redwood Trails. It is adjacent to the Redwood National Park. The Klamath River has been well known for its great salmon fishing. The resort has 3 tentsites and 75 campsites. All remaining campsites have water, electricity, and sewer connections. It features a clubhouse, laundry and shower facilities, and fire pit.

   The park sustained damage to the boat ramp, docks and 15 sites during the winter storms of 1995. The Company secured a Small Business Administration Disaster Loan in the amount of $90,000 at 8% interest for repairs and replacement of the docks and equipment, and for the repair and replacement of damaged real estate. The loan is for a three year period, with payments of $3,157 beginning December, 1995. The Company has received advances of $55,000 to date. The loan balance as of June 30, 1996 was $35,029. The docks and boat ramp have been replaced. The repair and replacement of the damaged real estate has been delayed until all permits have been received. The Company has received permits from the County of Del Norte, North Coastal Regional Water Quality Board, California Fish and Game, and the State Lands Commission. The Company is waiting for permits from The Corps of Engineers and the California Coastal Commission. The loan is secured by River Grove Resort and by personal guarantees from Robert M. Brindle, President, and Robert R. Brindle, Chairman of the Board.

   Klamath Cove was purchased with a note payable to seller in the amount of $260,000 at 9.25% interest. In August, 1993, the Company refinanced the mortgage, through 41 members for a total of $585,000, payable at 12% to 15% interest-only, maturing August, 1996, and secured by deeds of trust. The Company received a discount of $17,500 in paying off the original mortgage. These notes have been renewed for an additional term of one to five years.

   The annual realty taxes are charged at a rate of 1% of assessed value, plus various assessments. The annual taxes amounted to $2,188 for the fiscal year ended June 30, 1995.

Refinancing of Resorts

   The Company is attempting to refinance the debt on its resorts through conventional sources. The Company hopes to lower its interest expense by refinancing at lower interest rates. The Company is seeking a loan for approximately $4,500,000, the proceeds of which will be used to pay off the existing mortgages on its four resort properties. Management is confident that it can proceed with this refinance, based on an appraisal, requested by the Company, which estimates the value of the four resort properties at $8,200,000.

Investment Policies for Acquisition of Additional Resorts

   The Company is looking to extend the number of resorts available to its members without having to purchase additional resort properties, saving the major capital funds required for a purchase. The Company expects to be able to accomplish this type of expansion by affiliating with other resorts, thereby allowing the members access to resorts not owned by the Company.

Depreciation of the Resorts

   The land, site, buildings, and other improvements have been amortized in the past based on the number of memberships sold. To determine the appropriate number of memberships available for sale at a given Resort, the Company utilizes historical data based on available occupancy rates of each resort. The Company has concluded that, to achieve optimum use of Resorts without overcrowding or turning away members, an average of 15 memberships may be sold for most
campsites.   Based on these ratios of memberships to campsites, management estimates that the total existing capacity of the system at June 30, 1996, is 11,854 members. At June 30, 1996, the Company had 7,400 memberships in force. Utilization statistics and membership entitlements are reviewed on a regular basis and revision of total planned memberships available for sale will be made if necessary.

   Depreciation of operating equipment is provided on the straight-line method over the assets' respective useful lives, ranging from three to thirty years.

Insurance Coverage of the Properties

   In the opinion of the Company, all properties are adequately covered by insurance.

ITEM 103 - LEGAL PROCEEDINGS

   There are no significant legal matters pending involving the company or its officers as of June 30, 1996. All pending legal matters are the result of normal resort operations.

ITEM 201 - MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

   The Company's common stock is traded in over-the-counter markets. However, there has been no activity. As of June 30, 1996, the Company had approximately 815 shareholders of record.

   The Company has not paid cash dividends to date. The Company does not anticipate paying any cash dividends on its common stock in the near future.

Stock Options

   In March, 1985, shareholders of the Company approved an Incentive Stock Option Plan ("Plan") pursuant to which options to acquire up to 267,397 shares of Common Stock may be granted to officers and key employees of the Company. Options granted under the Plan are intended to qualify as "Incentive Stock Options" as defined in Section 422A of the Internal Revenue Code of 1954, as amended. The Plan provides that options must be exercised within ten years from the date of the grant, or within five years as to ten percent shareholders. Options expire following termination of employment. The exercise price of the optioned common stock must be equal to or greater than its fair market value on the date option is granted as determined by a committee composed of directors who administer the Plan. At June 30, 1995, no options were remaining, as the Plan expired in March, 1995.

   In July, 1992, a stock option was granted to Gabriel Saia, mortgagor of the River Grove Resort, to purchase 25,000 shares of Common Stock at $1.00 per share.

ITEM 202 - DESCRIPTION OF SECURITIES

Common or Preferred Stock

   The Company has authorized 5,000,000 shares of preferred stock, but none have been issued. In January, 1995, the Company submitted a prospectus for the issuance of 45,000 shares of a Class A cumulative convertible ten percent preferred stock , through a public offering, to the Securities Exchange Commission and the California State Department of Corporations. However, this application was withdrawn by the Company and no preferred stock has been issued.

   The Company has authorized 20,000,000 shares of common stock at no par value. At June 30, 1994, 3,305,418 shares were issued and outstanding. During the fiscal year ended June 30, 1995, 20,600 shares were returned to the Company in exchange for upgraded memberships, at a value of $4,090. At June 30, 1996, 3,284,818 shares were issued and outstanding.

ITEM 303 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

Overview

   The Company's revenues are derived primarily from membership sales, membership dues, and resort operations. Membership sales consist of the sale of memberships in Quality Resorts of America, Inc., with prices ranging from $1,995 to $3,995, and the sale of memberships in Club Rainbow Vacations, Inc., with prices ranging from $4,995 to $6,995. For fiscal year 1995, the Company sold 675 new memberships, of which 115 cancelled (17.0%), compared to fiscal year 1995, with 560 sales and 104 cancellations (18.6%). Resort operations income consists primarily from rental units, store sales, and storage income.



Selected Financial Data

                                    Fiscal Year Ended June 30,

                       1996       1995        1994        1993       1992
                           (In thousands, except for per share data)
Net Operating
  Income              4,422      3,831       4,798       3,583      2,175
Income (Loss) from
  Operations            298         94         307          32      (427)

Total Assets          6,399      6,027       5,825       5,236      4,274
Long Term Debt        4,678      4,178       4,133       3,837      3,240

Income (Loss)
  Per Share            .09         .03         .09        .01       (.13)



Results of Operations

       The Company's strategy for growth is two fold: i) to open offsite sales offices to sell memberships to orphaned or dissatisfied members of other resorts; and ii) to extend the number of resorts available to its members by affiliating with other resorts not owned by the Company, and establishing sales offices at these resorts. There is no assurance, however, that the Company will be successful in achieving its growth strategies or that sales or profits will increase from the implementation of these strategies.

Membership Sales

       In July, 1994, the Company opened an offsite sales office located next to the corporate offices in Rancho Cordova, California, which closed in November, 1994. The Company contracted with Affiliated Resorts, Inc. (a company in which Robert R. Brindle, the Company's Board Chairman, owns approximately 60%) to open an offsite office at Golden Pond Resort (a resort owned by Affiliated Resorts) and other sites in Southern California. An offsite office in Orange County was opened in April, 1995 and closed in August, 1995.

       Membership sales includes several items including new membership sales, upgrade membership sales, cash discounts and deferred income. Sales of new memberships in the fiscal year ended June 30, 1996, increased by 16 percent to $1,897,000, with sales to 675 new members, compared to new sales in year ended 1995 of $1,636,000 to 560 new members. The Company continued to offer to existing members an upgrade package. This generated income of $521,000 from 196 existing members. Total marketing costs were 48% of sales, compared to 54% in 1995. Commission expense (which is included in the total marketing costs) for the year ended 1996, was $635,000 (27% of sales compared to 28% in 1995).

Resort Operations

       Revenues generated from Resort Operations increased to $1,630,000 in 1996 from $1,464,000 in 1995. This increase is due primarily to a increase in dues income of $123,000.

       Resort operating costs were $959,000 in 1996 (59% of revenues), and $1,005,000 in 1995 (69%), a decrease of $46,000. The decrease in costs is due primarily in the reduction of repairs and maintenance from $42,000 in 1995 to $8,000 in 1996.

       Income from rental units increased from $133,000 in 1995 to $151,000 in 1996.

General and Administrative Expense

       General and administrative expense increased from $837,000 in 1995, to $916,000 in 1996, an increase of $79,000. Payroll expenses increased from $352,000 to $426,000 in 1996, an increase of $73,000. Professional fees decreased $27,000, from $207,000 in 1995 to $179,000 in 1996. Collection fees increased $22,000, from $78,000 in 1995 to $100,000 in 1996.

Interest Income and Expense

       Interest income from contracts receivable increased $13,000, from $213,000 for year ended 1995 to $226,000 in 1996, due to the increase in contracts receivable. Interest payments on the note receivable on the sale of Westside Resort began in January, 1992, resulting in interest income of $84,000 for year end 1995, and $81,000 for year end 1996, a decrease of $3,000 due to the paydown of principal.

       Interest expense decreased slightly from $644,000 in 1995 to $643,000 in 1996.

Provisions for Bad Debt

       Provisions for bad debt are accrued for contracts receivables that are 90+ days past due. The expense for year end 1996 was $451,000 and $153,000 in 1995. During the fiscal year 1996, $230,000 in contracts receivable were written off to bad debts. In 1994, 20.3% of contracts receivable were delinquent, 11.9% in 1995 and 19.2% in 1996.

OTHER INCOME

Extinguishment of Debt

       The Company realized a gain from extinguishment of debt in the amount of
$8,241.   No income taxes were attributed to this extinguishment of debt due to the Company's loss carryforwards.

Other Income

       The Company received a judgement against a former sales group in the amount of $214,000. The Company has set up a reserve against this judgement amount as the Company feels the collectable portion to be $50,000.

       The Company was granted a permit to log certain trees on its Redwood Trails property. Total income from this operation was $106,000 with expenses of $73,000, resulting in net income of $33,376.

Deferred Income and Prepaid Expense

       In 1990, the Company offered the first 1,000 of its existing members the opportunity to pay their dues for life by paying $1,440. This was subsequently increased to its current level of $2,495. The income from these lifetime dues are recorded as a liability and amortized to dues income over a ten year period. The Company has determined from historical data that a membership lifetime averages five years. The lifetime dues are transferrable to one subsequent owner of the membership and, therefore, amortized over ten years. Lifetime dues paid during fiscal year 1996 totalled $3,990, and amortized income from lifetime dues totalled $124,000 in 1996.

       The Company offers free vacations to new Club Rainbow members. A certain portion of the income from the sale of the memberships is deferred to cover the cost of these free vacations. The cost of the vacations are analyzed on a periodic basis to ensure the proper amount of income being deferred. The Company has determined that the current vacation giveaways equal an average of 6.4% of Club Rainbow new sales income. The deferred income is amortized to income over a period of seven years, the length of time in which the vacations must be used. In fiscal year 1996, $71,000 was deferred and $73,000 was amortized to income.

       The Company entered into an agreement with Affiliated Resorts (a company in which the Company's Chairman of the Board, Robert R. Brindle, owns approximately 60%) to sell Club Rainbow Vacation memberships at Golden Pond Resort (a resort owned by Affiliated Resorts) and other Southern California offsite offices. The Company has agreed to pay Affiliated 40% of the sales amounts generated by Affiliated in exchange for allowing existing and new Club Rainbow Vacations members the right to use Affiliated Resorts. The Company records these payments as prepaid usage and amortizes it to expense over the life of the agreement, which is five years. During the fiscal year ended June 30, 1996, $95,000 was added to prepaid usage and $38,000 was expensed.

Income Taxes

       Effective July 1, 1993, the Company retroactively changed its method of accounting for income taxes to conform to the requirements of Financial Accounting Standards Board No. 109, Accounting for Income Taxes. As of June 30 1996, there was a $1,645,197 in net operating loss carryforward available to offset future taxable income, which is scheduled to expire in 2006.

Impact of Recently Issued Accounting Standards

       In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company will adopt Statement 121 in the first quarter of year end 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Liquidity and Capital Resources

       The Company experiences its most significant demand for working capital between May and October. During these months, operating and sales expenses increase significantly. Because this time represents the peak usage of the campgrounds, it requires hiring seasonal workers and increasing maintenance and operating expenses. These months are also the months of the most active sales efforts.

       The Company's operations require a significant investment in resort properties and improvements before a substantial level of revenues can be expected from the sale of memberships. The operating cost of the Resorts is not fully borne by the members until a certain portion of the memberships are sold, necessitating the Company to bear the shortfall. Membership sales are seasonal in nature, with the majority of such sales occurring during the spring and summer months. The Company has no material commitments for capital expenditures to finance the Company's strategy for growth at this time.

       The ratio of current assets to current liabilities was 1.63 compared to (.53) at the end of 1995. The change is due to the renewal of the notes payable and the maturation of the note receivable. The Company's operations have consumed substantial working capital developing and maintaining resorts, and carrying membership contracts receivable. The working capital deficiency has steadily improved from a deficiency in 1990 of $3,136,000 to a deficiency in 1993 of $484,000, and of $266,000 in 1994. In 1995, however, the working capital deficiency increased to $646,000 due to long term debt that had become due within the next year. This long term debt has been renewed for additional terms of one to five years. Working capital for year end 1996 was a positive $676,000.

       The Company's operating activities generated a positive cash flow in the amount of $132,000, which is an improvement from the prior year's deficit of $282,000. This increase of cash flow was generated by net income of $298,000 after depreciation and amortization of $64,000, provision for losses on receivables of $451,000, amortization of deferred income of $122,000, and an increase in accounts payable and accrued liabilities of $189,000. These increases were offset by extinguishment of debts of $6,000, increases in receivables of $482,000, and prepaid expenses and other assets of $241,000.

       Capital expenditures in 1996 were $82,000 compared to $48,000 in 1995. Capital expenditures in 1996 included $24,000 for replacement of the docks at Klamath Cove, and $22,000 in the development of plans for the public park at Redwood Trails. The docks were funded by a Small Business Administration Disaster Loan and other purchases were funded from operating activities.

       Cash from financing activities was provided from a loan from the Small Business Administration in the amount of $55,000 and from a loan of $10,000 secured by contracts receivable.

       For the fiscal year ended June 30, 1996, cash increased by $79,000 as a result of the activities described above.

ITEM 304 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND  FINANCIAL DISCLOSURES

       The Company has engaged the same accounting firm since 1990 to examine and report on its financial statements. There are no disagreements between the Company and its auditor.

ITEM 310 - FINANCIAL STATEMENTS

                              WILLIAM E. EHARDT

                            CERTIFIED PUBLIC ACCOUNTANT





INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Quality Resorts of America, Inc.
Fair Oaks, California


I have audited the accompanying consolidated balance sheet of Quality Resorts of America, Inc. (a California corporation), and subsidiaries as of June 30, 1996 and 1995, and the related statements of income, stockholders' equity/(deficit), and cash flow for the fiscal years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Resorts of America, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of its operations, stockholders' equity/(deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles.




  /s/ William E Ehardt
San Francisco, California
FEBRUARY 11, 1997

                              QUALITY RESORTS OF AMERICA, INC.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 1996 AND 1995

                                                                  June 30,
                                                        1996               1995
                                                -------------------------------
Current assets:
   Cash                                               $     96,333   $    16,913
   Current Portion of Membership Contracts
        Receivable, net of Allowance
         for Doubtful Accounts and
         Cancellations of $55,609, and
         $56,901, respectively                             235,618       290,576
   Current Portion of Notes Receivable                     807,781        62,297
   Interest and Dues Receivable, net of Allowance          143,473       126,007
         for Doubtful Accounts
   Due from Officers/Employees                              75,908        13,228
   Prepaid Expenses and other current assets               384,024       215,714

                                                         ---------     ---------
        Total Current Assets                            1,743,155       724,735
Membership Contracts Receivable, net of current
   Portion, Allowance for Doubtful Accounts
   of $449,926, and  $227,604 respectively               1,893,849     1,807,284
Resort Parks
   Land                                                  1,564,077     1,564,077
   Site, Building and other improvements                 2,898,072     2,893,065
                                                       -----------    ----------
                                                         4,462,149     4,457,142
   Less:  Accumulated amortization of costs
   applicable to Membership sales                        2,487,461     2,487,461
                                                       -----------    ----------
                                                         1,974,688     1,969,681
Property Held for Development, less Accumulated
   Depreciation of $656,085,  and
   $604,089, respectively                                  514,848       536,765
Operating Equipment, less Accumulated
   Depreciation of $975,153,
   and $941,351, respectively                              205,519       183,406
Notes Receivable, secured by trust deed, net
   of current portion                                         ----       747,990
Other Assets                                                67,264        57,135
                                                       ------------   ----------
         Total Assets                                 $  6,399,305  $  6,026,996


                                     QUALITY RESORTS OF AMERICA, INC.
                                             AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                          JUNE 30, 1996 AND 1995

                                                                                  June 30,
                                                              1996               1995
                                                          -----------------------------
Current liabilities:

     Accounts payable                                          380,829          199,371
     Accrued expenses and other current liabilities            257,502          268,053
     Due to Officers/Employees                                  78,050           59,863
     Current portion of deferred income                        191,814          191,244
     Current portion of long-term debt                         159,098          651,818
                                                           -----------       ----------
           Total Current Liabilities                         1,067,293        1,370,349

Long-term debt, net of current portion                       4,678,116        4,177,876

Deferred Income                                                537,868          660,735
                                                           -----------      -----------
           Total Liabilities                                 6,283,277        6,208,960

Stockholders' Equity (Deficit)
     Preferred Stock, 5,000,000 shares authorized, none issued

     Common Stock, no par value,
     20,000,000 shares authorized; 3,284,818 shares
     outstanding                                             2,514,969        2,514,969

     Retained Earnings (deficit)                            (2,398,941)     ( 2,696,933)
                                                          ------------     ------------
     Total Stockholders' Equity (Deficit)                     116,028       (   181,964)
                                                          ------------     ------------
Total Liabilities & Equity                                $  6,399,305     $  6,026,996


                                    QUALITY RESORTS OF AMERICA, INC.
                                             AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF INCOME
                              For Fiscal Years Ending June 30, 1996 and 1995

                                                              1996              1995
                                                         ------------------------------
REVENUES

     Membership sales                                      $ 2,383,578      $ 2,053,423
     Membership dues and resort operations                   1,630,164        1,463,949
     Interest income                                           307,199          299,085
     Other income                                              100,580           14,389
                                                          ------------      -----------
           Total Revenues                                    4,421,521        3,830,846

EXPENSES
     Sales and marketing                                     1,152,741        1,095,720
     Resort operations                                         959,023        1,004,922
     General and administrative expenses                       915,881          836,752
     Provision for bad debt                                    450,657          152,503
     Interest                                                  642,827          644,380
                                                           -----------      -----------
           Total Expenses                                    4,121,129        3,734,277
                                                           -----------      -----------

     Earnings Before Income Taxes                              300,392           96,569

     Income Tax Provision                                        2,400            2,400
                                                           -----------      -----------

           Net Income                                  $       297,992      $    94,169
                                                           ===========      ===========

     Net Earnings per share                                  $     .09     $        .03
                                                                  ====             ====
Weighted Average Shares Outstanding                          3,284,818        3,284,818

                                    QUALITY RESORTS OF AMERICA, INC.
                                             AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   For Fiscal Year Ending June 30, 1996

                                                         COMMON      RETAINED         TOTAL
                                                        STOCK        EARNINGS        EQUITY
                                           SHARES     NET           (DEFICIT )     (DEFICIT)

Balance June 30, 1993                   3,305,418   $ 2,519,059  $( 3,369,132)  $(  850,073)

Net Income                                                            578,030       578,030
                                      -----------   -----------   -----------   -----------
Balance June 30, 1994                   3,305,418  $  2,519,059  $( 2,791,102)  $(  272,043)

Purchase of Treasury Stock,
          at cost                      (   20,600)     (  4,090)               (      4,090)

Net Income                                                             94,169        94,169
                                      -----------   -----------   -----------   -----------
Balance June 30, 1995                   3,284,818   $ 2,514,969   $(2,696,933)  $(  181,964)

Net Income                                                            297,992       297,992
                                      -----------   -----------   -----------   -----------

Balance June 30, 1996                   3,284,818   $ 2,514,969   $(2,398,941)  $   116,028
                                      ===========   ===========   ===========   ===========

                                      QUALITY RESORTS OF AMERICA
                                             AND SUBSIDIARIES
                                          STATEMENT OF CASH FLOW
                              For Fiscal Years Ending June 30, 1996 and 1995

                                                                 June 30,

                                                          1996             1995
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                     $  297,992        $  94,169
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                      64,457           84,480
     Provision for losses on contracts and
         interest receivable                           450,657          152,503
     (Gain) Loss on Sales of Assets                     (1,380)           2,300
     Deferred Income                                 ( 122,297)       ( 163,254)
     Settlement of Obligations                       (   5,978)       (  19,986)
Changes in operating assets and liabilities:
     Increase  Contracts Receivable                  ( 482,265)       ( 479,806)
     Increase  Interest and Dues receivable           ( 17,466)        ( 13,970)
     Increase Prepaid Expenses and Other Assets       (241,120)        ( 26,250)
     Increase  in Accounts Payable                     181,458           77,937
     Increase (Decrease) Accrued expenses                7,636            9,397
                                                     ----------       ----------
 NET CASH USED IN OPERATING ACTIVITIES                 131,694         (282,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to  Notes Receivables                       ---            (34,999)
     Principal Repayment of Notes Receivables            2,506            2,267
     Sale of Fixed Assets                               13,408            2,700
     Additions to property and equipment             (  81,686)        ( 48,070)
                                                     ----------      -----------
NET CASH FLOW FROM INVESTING ACTIVITIES              (  65,772)        ( 78,102)

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from borrowing                            67,437          399,726
     Principal repayments on debts                   (  53,939)      (  207,423)
                                                      --------         --------
NET CASH FROM FINANCING ACTIVITIES                      13,498          188,213

NET INCREASE (DECREASE) IN CASH                         79,420         (172,369)
     CASH, beginning of year                            16,913          189,282
                                                     ---------       ----------
     CASH, end of year                               $  96,333     $     16,913
                                                      =========       ==========

                               QUALITY RESORTS OF AMERICA, INC.
                                       AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              Years ended June 30, 1996 and 1995


1.    The Company

      Quality Resorts of America, Inc. (QRA or the Company) is engaged in the business of marketing memberships in camping and recreational vehicle resorts parks (resorts) acquired, improved and operated by the Company. The Company sells "camping" memberships, and certain upgrades, primarily to individuals who own recreational vehicles. Membership entitles the member to the use of resort properties operated by the Company. Members are required to pay annual dues to keep their membership active. The Company operates four properties and has upgraded them to membership resorts by making certain improvements considered necessary. In certain instances, further development of resorts and related properties may require the Company to obtain waivers or modifications of restrictions from government authorities. The Company's operations require a significant investment in resort properties and improvements before a substantial level of revenues can be expected from the sale of memberships. The operating cost of the resorts is not fully borne by the members until a certain portion of the memberships are sold, necessitating the Company bear the shortfall. Membership sales are seasonal in nature, with the majority of such sales occurring during the spring and summer months.

      The Company's common stock is traded in over-the-counter markets.
      However, there has been no activity. As of June 30, 1996, the Company had approximately 815 shareholders of record.

      The Board of Directors of the Company is comprised of three related individuals who, between themselves, control 54% (fifty-four percent) of the outstanding shares of common stock of the Company.

2.    Summary of Significant Accounting Policies:

      Consolidation and Basis of Presentation

      The financial statements include the activities of the various legal entities, including the Company and its wholly owned subsidiaries:
      Quality Resorts of California, Inc. (QRC), West Coast Real Estate Corp.,
      and Club Rainbow Vacations, Inc. (CRV).   All significant intercompany
      balances and transactions have been eliminated. In accordance with a plan of reorganization and merger, dated September, 1984, QRA became the successor corporation to, and is continuing the operations of, the former corporations Advanced Resort Systems (ARS) and Redwood Trails, Inc. (RT).

      Financial Statement Presentation

      Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

      Revenue Recognition

      The Company's primary source of revenue is the sale of memberships. This conveys to the member the right to use all resorts within the existing resort system, but does not constitute ownership of land or equity in the Company. Memberships are sold for cash or on installment contracts. Membership sales are recorded in full upon receipt of the minimum down payment, execution of the membership agreement and expiration of a three-day (or in the case of a sale made at an off-site location, ten day) right-of-recision period. All direct marketing costs, plus a provision for doubtful accounts and contract cancellations, are charged against income. Interest income is accrued to income as earned. An allowance for doubtful accounts is maintained by the Company.

      Members are assessed annual dues which are used for resort maintenance and operations. Membership agreements provide for annual adjustment of dues by a percentage not to exceed the annual increase in the Consumer Price Index. Under certain conditions, the Company may waive increases in dues or defer their payment. Certain members have paid their dues in advance for their lifetime (See Note 8).

      Operating Resorts

      Resort properties are carried at cost, plus improvements made, in order to offer membership sales. The costs of land and improvements made are charged to cost of membership sales based on the relationship of memberships sold to total anticipated memberships available for sale at each resort. The Company generally plans to sell an average of 15 memberships for each campsite at a resort. Utilization statistics and membership entitlements are reviewed on a regular basis and revisions of total planned memberships available for sale are made as necessary. During the years ended June 30, 1996 and 1995, no amortization of the carrying values of the resorts was recorded, due to a slight decline in the total number of memberships.

      As of June 30, 1996, the Company had approximately 7,400 members, which represented 52.4% of the total memberships available for sale at the Company's operating resorts.

      Income Taxes

      The Company has implemented the requirements of Financial Accounting Standards Board No. 109, Accounting for Income Taxes. Under the provisions of SFAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. As of July 1, 1993, there was a $1,799,885 net operating loss carryforward available to offset future taxable income, which is scheduled to expire in 2006.

      Per Share Amounts

      Net income or loss per share is computed by dividing the net income by the weighted average number of common shares outstanding during the year.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    Membership Contracts Receivable

      Membership contract receivables bear interest at rates which average between 12 and 14 percent. They are written with initial terms of twelve to one-hundred twenty months. The Company has no obligation under the contracts to make any refunds or provide further services to members in the event a membership is canceled for nonpayment of contract obligations, including nonpayment of annual dues. A reserve for uncollectible contracts is maintained by the Company, and is adjusted to include contracts, and related interest income receivable, where the member is more than 90 days delinquent.

            Allowance for Doubtful Accounts
                                                                 June 30,
                                                         1996               1995
            Beginning balance                         $ 284,505          $ 438,995
            Provision for bad debt                      450,657            152,503
            Contracts charged off                     ( 229,627)        (  306,993)
                                                     ----------        -----------
            Ending balance                            $ 505,535          $ 284,505

            Current portion                           $  55,609          $  56,901
            Non-current portion                         449,926            227,604


      Also, a reserve for contract financing is provided on the assumption that a portion of the contract portfolio will be discounted and sold, to meet working capital requirements. This reserve amount is reported by the Company as an accrued expense. At June 30, 1996 this accrual for potential discounts on contracts sold was $ 24,751. During the year ended June 30, 1995, the Company sold contracts receivable with a face value of $ 281,085 at a discount of 16.5% to yield $ 234,704 in cash, less a buyer hold-back. No contracts were sold by the Company during the year ended June 30, 1995. At June 30, 1996 the Company had $ 9,637 on deposit with the purchaser of these contracts, to compensate the purchaser for uncollectible contracts.

      Aggregate annual principal maturities on membership contracts receivable at June 30, 1996 are as follows:



               Due within one year                              $   291,227
               Due on or before 6/1998                              315,695
               Due on or before 6/1999                              321,602
               Due on or before 6/2000                              320,492
               Due after 6/2000                                   1,385,986
                                                                -----------
                  Total                                         $ 2,635,002
                   Less:  Reserve for doubtful accounts           ( 505,535)
                                                                -----------
                        Total                                   $ 2,129,467
                                                               ============


      Approximately $472,366 of contracts receivable are pledged as collateral for debts.

4.    Property Held for Development

      Property held for development consists of land, improvements and amenities which are contiguous to an operating resort, and are generally made available for the benefit of members of the resort system as open space. Certain parcels may be sold or developed by the Company for other commercial purposes. These assets are carried at cost, including capitalized carrying costs. Improvements and amenities are depreciated over their estimated useful lives on a straight-line basis until such time that the Company includes the property within the scope of its membership marketing program, thereby increasing the number of campsites and memberships available for sale. When this occurs, the property is reclassified to resort parks (land, improvements, etc.) at its then net book value.

5.    Operating Equipment

      Operating equipment is reported at cost. Depreciation of operating equipment is provided on the straight-line method over the assets' respective useful lives. Depreciation expense for the years ended June 30, 1996 and 1995, are $64,457 and $84,480, respectively.

6.    Notes Receivable

      Included within this category is a note, secured by a second deed of trust, arising from the sale of the Westside Resort in October, 1991. This note, in the amount of $807,781 plus accrued interest and reimbursable legal fees, was paid in full prior to the date of this report.

7.    Long-term Debt

                                                 1996           1995
                                              -------         -------
12 %, collateralized by an
all-inclusive deed of
trust on parcels 1, 2, 4
and 5 of the River Grove
Resort, due in monthly
payments of $12,310,
principal and interest.
      Note is due in April 2008.              809,813         809,813

Various notes payable
under court-ordered
stipulations requiring
monthly payments over
terms of five years or
less.  Interest at 10%.
      Monthly payments total $ 1,500.           8,622          17,173

Various amortized notes
payable, secured by
member contracts
receivable.  The interest
rates vary from 14% to
18%, and the maturities
average 60 months.
Monthly payments total
$6,618
      principal and interest.                 472,366         476,072

Various long-term
contracts, secured by
operating equipment.
The interest rates vary
from 10.75% to 16.5%.
Monthly
      payments total $2,164.                   38,961          55,272

Note from private lender
at 18% interest, monthly
payments $1,867 interest
and principal, maturing
      July 1997.                               33,423          26,386

Secured by 79 individual
deeds of trust on
Lighthouse Marina Resort,
at interest rates between
12% and 15%, interest
only payments of $14,220
due monthly, maturing at
various future dates
      through 2002.                         1,250,000       1,250,000

Secured by 28 individual
deeds of trust on
Redwood Trails Resort at
interest rate of 12-14%
interest only payments of
$ 4,406 due monthly,
maturing at various
future dates through
      2002.                                   395,000         395,000

Secured by 71 individual
deeds of  trust on parcel
#3 Redwood Trails Resort,
at interest rate of 12-
15%, interest only
payments of $13,800 due
monthly, maturing at
various future dates
      through 2001.                         1,200,000       1,200,000

Mortgage note payable
secured by 41 deeds of
trust on Klamath Cove
Resort.  Interest rate of
12-15% with interest only
payments of $6,800 due
monthly.  Balance due at
various dates through
      2001.                                   585,000         585,000

Unsecured loan from SBA
8% interest for three
years, monthly payments
      of $3,157.                               35,029               0

      Other long-term notes payable             9,000          14,978
                                           ----------     -----------
      Total long-term debt                  4,837,214       4,829,694

      Less:  short-term portion            (  159,098)     (  651,818)
                                           ----------     -----------
                                        $   4,678,116   $   4,177,876
                                          ===========    ============


      Aggregate annual maturities on mortgage notes payable and equipment contracts are as follows:

      Due on or before 6/1997             $   159,098
      Due on or before 6/1998                 697,747
      Due on or before 6/1999                 234,192
      Due on or before 6/2000                 455,872
      Due after 6/2000                      3,290,305
                                         ------------
                     Total                $ 4,837,214
                                          ===========

8.    Deferred Credits

      During fiscal year ending June 30, 1990, the Company instituted a dues prepayment program, whereby members could prepay their membership dues for life, and the life of one transferee. The resulting revenue was deferred, and is amortized to income over a period of ten years.

      Further, the Company offers incentives, in the form of free vacations to certain new members, including the free or discounted use of certain facilities owned by the Company and others. When a membership is sold, a portion of the gross revenues is deferred. These amounts are amortized to income over future periods to offset the cost of these benefits offered, or to recognize the revenue that could be earned from the facility, if not for the use by the member. This deferred income is amortized to revenue over the period of time the member may utilize these incentives.

                                          June 30,
                                              1996             1995
         Prepaid Lifetime Dues
           Beginning of the year           $  636,263      $  760,373
           Lifetime dues collected              3,990           2,495
           Amortized to income                124,308         126,605
                                           ----------      ----------
           End of the year                    515,945         636,263

         Deferred Vacations
           Beginning of the year              215,716         254,861
           Income deferred                     70,613          75,345
           Amortized to income                 72,592         114,490
                                           ----------      ----------
           End of the year                    213,737         215,716
                                           ----------      ----------
         Deferred Income                   $  729,682      $  851,979
                                           ==========      ==========
         Current portion                   $  191,814      $  191,244
         Non-current portion                  537,868         660,735


9.    Income Taxes

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company has made no provision for federal income tax, as it expects to be able to fully utilize tax credits generated by prior year net operating losses. The Company is required to pay a minimum income tax to the California Franchise Tax Board for itself and its subsidiaries ($2,400 per year).

      The net deferred tax assets (liabilities) in the accompanying balance sheets include the following components:

                                                                June 30,

                                                              1996            1995
      Total deferred tax liabilities                     $          0   $           0
      Total deferred tax assets                             1,762,217       1,799,885
      Tax benefit utilized                                 (  117,020)     (   37,668)
      Total valuation allowance                            (1,645,197)     (1,762,217)
                                                         ------------      ----------
      Net deferred tax assets (liabilities)              $          0   $           0
                                                         ============     ===========

10.   Contingent Liabilities

      As mentioned in Note 6 - Notes Receivable, the Company sold a property that was secured by a first deed of trust in the amount of $276,626, due August 5, 1995, for which the Company remains primarily obligated. The buyer of the property did not formally assume this loan when it purchased the property from the Company. However, the buyer was to make all payments due on this note and has received favorable modifications of the terms of the note from the lender. The management of the Company is confident that this note will be paid in full by the buyer; and failing that, that foreclosure proceedings initiated by the lender will yield collateral sufficient to repay this obligation, and any related costs. The holder of this first mortgage is a shareholder of the Company, and owns or controls 241,667 shares, or 7.36% of the outstanding stock of the Company.

11.   Related Party Transactions

      Robert R. Brindle

      Since fiscal year 1991, the Company has contracted with Robert R. Brindle
      (RRB), QRA's Chairman of the Board, to perform consulting services, and was paid $55,000 in fiscal year 1995, and was due $100,000 in fiscal year 1996. RRB was paid $2,565 for personal guarantees on various loans for the Company. At June 30, 1996, the Company owed RRB $61,562 in accrued consulting fees.

      In February, 1994, Affiliated Resorts, Inc., a company in which RRB owns approximately 60%, purchased Golden Pond RV Resort in southern California. An agreement was entered into between QRA and Affiliated that allows Affiliated to sell a special type of membership marketed through Club Rainbow Vacation (CRV), a wholly-owned subsidiary of the Company, at Golden Pond Resort and other locations. In exchange, existing CRV members will receive limited access to the Golden Pond Resort, and QRA will receive 10% of gross sales of memberships and all dues from new memberships. Affiliated is paid 50% commission on gross sales, and is further compensated an additional 40% of gross sales to compensate Affiliated for the use of it's resort by existing CRV members. At
      June 30, 1996, Affiliated owed the Company $79,431.

      The Company has received payments on contracts owned by RRB and Affiliated. The total amount received by the Company and not paid to RRB totalled $9,069 and $11,188 to Affiliated.

      RRB was advanced $19,500 in 1994. In June 1994, RRB loaned the Company $75,000 at 12% interest secured by contracts receivable. The loan was subsequently paid back in September 1994. RRB loaned the Company $72,000 in December 1994, which was paid back with contracts receivable in October, 1995.

      The net amount owed to RRB at fiscal year end 1996 is $70,631.

      Robert M. Brindle, President

      Robert M. Brindle (RMB), President and son of Robert R. Brindle, was paid $100,030 in salary, $15,789 for accrued vacation and $2,565 for personal guarantees on various loans for the Company for the fiscal year 1996.
      The personal guarantee fee and accrued vacation was applied to RMB's advance account. RMB has opened two credit card accounts in his name with credit limits totalling $35,000 for use by the Company. Personal charges on these accounts charged to RMB totalled $12,961. Arcade equipment owned by RMB has been installed at Lighthouse Marina and River Grove Resorts. RMB receives 50% of the income generated by this equipment. The balance due to RMB as of June 30, 1996, was $3,972.

      Brankov Construction Co.

      Brankov Construction Co., is owned by Susan Brankov (the sister of President, Robert M. Brindle) and her husband. Brankov Construction performed construction services for the Company and was paid $2,446 in the fiscal year ended 1996. In addition, Susan Brankov was paid $12,707 in sales commissions. In fiscal year ended 1996, the Company owed Susan Brankov $3,444.

      Damon Brindle

      Damon Brindle (DLB) son of the President, Robert M. Brindle, manages the collections of delinquent accounts and was paid $40,847 in salary and $44,032 in commissions on these collections. He was also paid commissions on sales in the amount of $15,446. As of June 30, 1996, he owed the Company $6,728 for advances on commissions.

12.   Impact of Recently Issued Accounting Standards

      In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.
      The Company will adopt Statement 121 in the first quarter of year end
      1997 and, based on current circumstances, does not believe the effect of adoption will be material.

13.   Legal Actions

      In the normal course of business, the Company is at all times subject to various pending and threatened legal actions, some of which the relief or damages sought are material to the financial statements. After reviewing pending and threatened actions with counsel, management considers the outcome of such actions will not have a material adverse effect on the results of operations of the Company.

14.   Flood Damage

      During January 1997, the Company experienced extensive damage at its Klamath Cove Resort as a result of flooding. Buildings and structures damaged or destroyed by flooding are covered by flood insurance. At this time, management is unable to estimate the loss, if any, as a result of this incident. Revenues from resort operations will be limited, until the resort is brought back to full operations. Revenues at this resort were approximately $16,000 during the year ended June 30, 1996; management feels the effect of the lost earnings will not be material to the profitability of the Company.

ITEM 401 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors.

      The names, ages and positions of the directors and executive officers of the Company are set forth below.

                 Name                       Age           Position
              Robert R. Brindle           76            Chairman of the Board of
                                                        Directors

              Robert M. Brindle           51            President, Chief Executive and
                                                        Operating Officer, and Director

              Theodore V. Morgan          45            Vice President

              Susan Bienias               47            Secretary, Treasurer and Chief
                                                        Financial Officer

              Luella V. Brindle           75            Director

       Robert R. Brindle, a co-founder of the Company, has served as the Chairman of the Board of Directors of the Company and its predecessors from the inception in 1979 through October, 1988, and then again commencing in April, 1989. Mr. Brindle is owner of approximately 60% of Affiliated Resorts which owns Golden Pond Resort. Mr. Brindle is the father of Robert M. Brindle and the husband of Luella V. Brindle, both major shareholders of the Company.

       Robert M. Brindle, a co-founder of the Company and son of Robert R. Brindle, has been the President and Chief Operating Officer and Chief Executive Officer of the Company and its predecessors since the inception.

       Theodore V. Morgan has been Vice President of the Company since 1990, and has been employed by the Company since 1985.

       Susan Bienias has been Secretary and Treasurer of the Company, since her employment by the Company in 1992. Ms. Bienias has been Chief Financial Officer since July, 1994. For ten years prior to her employment with the Company, Ms. Bienias was the controller for a large manufacturing company.

       Luella V. Brindle, wife of Robert R. Brindle, has been a director since November of 1989.

ITEM 402 - EXECUTIVE COMPENSATION

       During the fiscal year ended June 30, 1995, the following executive officer received earnings of $100,000 or more:


               NAME AND POSITION                        YEAR                SALARY
              Robert R. Brindle, Chairman               1994                $ 52,000
              of the Board                              1995                $ 55,000
                                                        1996                $102,565


              Robert M. Brindle, President &            1994                $100,000
              Chief Executive and Operating             1995                $100,025
              Officer                                   1996                $118,384



       Directors, who are not officers, may be reimbursed for actual expenses and are authorized to be paid a fee of $500 in connection with each meeting attended. However, such fees have been waived in the past.

ITEM 403 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

       The following table sets forth, as of June 30, 1996, certain information concerning the Company's common stock owned by (i) all persons known by the Company to be the beneficial owners of five percent or more of the outstanding common stock, (ii) each director, and (iii) all directors and officers as a group.

Percent of Class (1)
                                                 Amount and Nature of As of
              Name and Address            Beneficial Ownership June 30, 1996
              Brindle, Robert R. and Luella V.
              P. O. Box 620870
              Orangevale, CA 95662                      718,700 (2)         21.88%

              Brindle, Robert M. and Christie
              P. O. Box 620870
              Orangevale, CA  95662                     690,468 (3)         21.02%

              Henley Management Company
              P. O. Box 1287
              Northbrook, IL 60065                      241,667              7.36%

              Brankov, Susan
              P. O. Box 620870
              Orangevale, CA  95662                     175,000              5.33%

              D & B Briscoe Revocable Trust
              P. O. Box 14050
              Palm Desert, CA  92260                    166,667 (5)           5.07%

              Theodore V. Morgan
              P. O. Box 620870
              Orangevale, CA  95662                      10,100  (4)           .31%

              All directors and officers as a group (6);                     53.55%

(1)    Calculated on the basis of total outstanding shares.
(2) Represents 200,100 shares held in the name of Robert R. Brindle, 15,000 shares held in the name of Robert R. and Luella V. Brindle, 336,933 shares held in the name of Luella V. Brindle as her separate property, and 166,667 shares owned by Donald Briscoe with irrevocable proxy to vote these shares granted to Robert R. Brindle. This proxy is to remain in effect until the shares are sold, exchanged or otherwise disposed.
(3) Represents shares held jointly by Robert M. Brindle and Christie M. Brindle and shares held in trust for their children.
(4)    Represents less than one percent of the outstanding common stock.
(5) Represents shares as to which individual has no voting rights, the voting rights of which are retained by another in which the individual claims beneficial interest.
(6) Shares held by the Brindle family as a group total 1,607,251 and represent 48.93 percent of the total shares of the Company.

ITEM 404 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Robert R. Brindle

       Since fiscal year 1991, the Company has contracted with Robert R. Brindle (RRB), QRA's Chairman of the Board, to perform consulting services, and earned $55,000 in fiscal year 1995, and $100,000 in fiscal year 1996. RRB was paid $2,565 for personal guarantees on various loans for the company. At June 30, 1996, the Company owed RRB a balance of $61,562 in accrued consulting fees.

       In February, 1994, Affiliated Resorts, Inc, a company in which RRB owns approximately 60%, purchased Golden Pond RV Resort in southern California.
An agreement was entered into between QRA and Affiliated that allows Affiliated to sell a special type of membership marketed through Club Rainbow Vacations
(CRV), a wholly-owned subsidiary of the Company, at Golden Pond Resort and other
locations.   In exchange, existing CRV members will receive limited access to the Golden Pond Resort, and QRA will receive 10% of gross sales of memberships and all dues from these new memberships. Affiliated is paid 50% commission on gross sales, and 40% for CRV member usage of Golden Pond. Affiliated is paid by retaining payments received at time of sales and by the Company assigning the contracts receivables generated from these sales to Affiliated. At June 30, 1996, Affiliated owed the Company $79,431.

       The Company has received payments on contracts owned by RRB and Affiliated. The total amount received by the Company and not paid to RRB totalled $9,069 and $11,188 to Affiliated.

       RRB was advanced $19,500 in 1994. In June, 1994, RRB loaned the Company $75,000 at 12% interest secured by contracts receivable. The loan was subsequently paid back in September, 1994. RRB loaned the Company $72,000 in December, 1994, which was paid back with contracts receivable in October, 1995.

       The net amount owed to RRB and Affiliated at fiscal year end 1996 was $2,391.

Robert M. Brindle

       Robert M. Brindle (RMB), President and son of Robert R. Brindle, was paid $100,030 in salary, $15,789 for accrued vacations and $2,565 for personal guarantees on various loans for the Company for the fiscal year 1996. The personal guarantee fee and accrued vacation was applied to RMB's advance account. RMB has opened two credit card accounts in his name with credit limits totalling $35,000 for use by the Company. Personal charges on these accounts charged to RMB totalled $12,961. Arcade equipment owned by RMB has been installed at Lighthouse Marina and River Grove Resorts. RMB receives 50% of the income generated by this equipment. The balance due to RMB as of June 30, 1996, was $3,972.

Brankov Construction

       Brankov Construction Co., is owned by Susan Brankov (the sister of President, Robert M. Brindle) and her husband. Brankov Construction performs construction services for the Company and was paid $2,446 in the fiscal year ended 1996. In addition, Susan Brankov was paid $12,707 in sales commissions. As of June 30, 1996, the Company owed Susan Brankov $3,444.

Damon Brindle

       Damon Brindle (DLB) son of the President, Robert M. Brindle, manages the collections of delinquent accounts and was paid $40,847 in salary and $44,032 in commissions on these collections. DLB collected $68,000 in cash from delinquent accounts and sets up delinquent contracts on EFT (electronic fund transfers). The current value of contracts on EFT is $465,000, with payments of $16,200 per month. He was also paid commissions on sales of $520,000 in the amount of $21,068. As of June 30, 1996, he owed the Company $6,728 for advances on commissions.

ITEM 405 - COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT

       None

ITEM 501 - FRONT OF REGISTRATION STATEMENT AND OUTSIDE FRONT COVER OF PROSPECTUS

       None

ITEM 502 - INSIDE FRONT AND OUTSIDE BACK COVER PAGES OF PROSPECTUS

       None

ITEM 503 - SUMMARY INFORMATION AND RISK FACTORS

       None

ITEM 504 - USE OF PROCEEDS

       None

ITEM 505 - DETERMINATION OF OFFERING PRICE

       None

ITEM 506 - DILUTION

       None

ITEM 507 - SELLING SECURITY HOLDERS

       None

ITEM 508 - PLAN OF DISTRIBUTION

       None

ITEM 509 - INTEREST OF NAMED EXPERTS AND COUNSEL

       None

ITEM 510 - DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

       None

ITEM 511 - OTHER EXPENSES OF ISSUANCE AND DISTRIBUTION

       None

ITEM 512 - UNDERTAKINGS

       None

ITEM 601 - EXHIBITS

       None

ITEM 701 - RECENT SALES OF UNREGISTERED SECURITIES

       None

ITEM 702 - INDEMNIFICATION OF DIRECTORS AND OFFICERS

       None

                                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   QUALITY RESORTS OF AMERICA, INC.


Date:  FEBRUARY 13,   1997                    /s/ Robert R. Brindle
                                          Robert R. Brindle, Chairman
                                          of the Board of Directors


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Date:  FEBRUARY 13,    1997           /s/ Robert R. Brindle
                                   Robert R. Brindle, Chairman
                                   of the Board of Directors


Date:  FEBRUARY 13,    1997          /s/ Robert M. Brindle
                                   Robert M. Brindle, President,
                                   Chief Executive Officer, Chief
                                   Operating Officer and Director


Date:  FEBRUARY 13,    1997          /s/ Susan Bienias
                                   Susan Bienias, Secretary,
                                   Treasurer, Chief Financial
                                   Officer


Date:  FEBRUARY 13,   1997           /s/ Luella V. Brindle
                                   Luella V. Brindle, Director