Form 10QSB
period 1996-09-30
QUALITY RESORTS OF AMERICA INC
filed 1997-03-14
CIK 766431

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


FORM 10-Q



                          Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the First Quarter Ended          Commission File No. 0-14035
September 30, 1996

                               QUALITY RESORTS OF AMERICA, INC.
                    ______________________________________________________
                    (Exact name of Registrant as specified in its charter)


            California                      68-0046021
(State of other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


  11707 Fair Oaks Blvd, Suite 210
           Fair Oaks,  CA                                 95628
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:      (916)967-9812

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)   Yes   X            No
                   (2)   Yes   X            No


      The number of shares outstanding of the Registrant's only class of common stock, as of September 30, 1996 was 3,284,818.

                               QUALITY RESORTS OF AMERICA, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                          For Three Months Ended SEPTEMBER 30, 1996
                                 and Year Ended JUNE 30, 1996

                                                Sept 30,        June 30,
                                                  1996            1996
                                              ----------      ----------
ASSETS
Current Assets:
Cash                                         $   163,434     $    96,333
Current maturities of membership
  contracts receivable, net                      244,834         235,618
Current Maturities of Notes
  Receivable                                     806,932         807,781
Interest and dues receivable                     143,473         143,473
Due from Officers and Employees                    9,272          75,908
Other current assets                             433,743         384,024
                                              __________      __________
   Total Current Assets                        1,801,688       1,743,155

Membership contracts, net                      1,968,859       1,893,849
Operating Resorts, net                         1,982,158       1,974,688
Property held for development, net               521,808         514,848
Operating equipment, net                         199,944         205,519
Other assets                                      70,210          67,264
                                             ______-____     ___________
TOTAL ASSETS                                 $ 6,544,667     $ 6,399,305
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 458,352         380,829
Accrued Expenses and other current
     liabilities                                 338,007         257,502
Due to Officers                                   22,381          78,050
Current Portion of Deferred Income               202,560         191,814
Current maturities long-term debt                623,944         159,098
                                              __________      __________
Total Current Liabilities                      1,645,244       1,067,293

Long-term debt                                 4,210,703       4,678,116
Deferred income                                  523,433         537,868
                                              __________      __________
Total Liabilities                              6,379,380       6,283,277

Stockholders' Equity
Preferred stock, 5,000,000 shares
  authorized; none issued
Common stock, no par value,
  20,000,000 shares authorized;
  3,284,818 shares outstanding                 2,514,969       2,514,969
Retained earnings (deficit)                   (2,349,682)     (2,398,941)
                                              __________      __________
Total Stockholders' Equity                       165,287         116,028

TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY                        $ 6,544,667     $ 6,399,305

                                             ===========     ===========



                    QUALITY RESORTS OF AMERICA, INC.AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THREE MONTH PERIODS ENDING
                               SEPTEMBER 30, 1996 AND 1995
                                       (Unaudited)

                                                  Three Months Ended
                                             ---------------------------
                                                      September 30,
                                                  1996            1995
                                              ----------      ----------
Revenues:
Membership Sales                              $  501,375      $  690,468
Resort Operations                                472,145         433,782
Interest Income                                   84,715          89,220
Other Income                                         215           1,755
                                              __________     ___________
Total Revenue                                 $1,058,450     $ 1,215,225


Expenses

Sales & Marketing                                248,476         337,160
Resort Operations                                296,137         306,291
General & Administrative                         234,460         235,660
Allowance for Doubtful Accounts                   52,048          55,374
Interest Expense                                 175,670         154,637
                                               _________       _________
Total Expenses                                 1,006,791       1,089,121

Income (Loss) from Operations                     51,659         126,104

Provision for income taxes(credits)                2,400           2,400
                                              __________      __________
Net income (loss)                             $   49,259      $  123,704
                                              ==========      ==========
Net income (loss) per share                           01              04
                                                     ===             ===
Average number of shares outstanding
   during the periods: 3,284,818

                                  QUALITY RESORTS OF AMERICA
                                       AND SUBSIDIARIES
                                    STATEMENT OF CASH FLOWS
                          For Three Months Ended September 30, 1996
                                 and Year Ended June 30, 1996

                                                  September         June
                                                    1996            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                      $    49,259     $   297,992
Adjustments to reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
Depreciation and Amortization                        19,467          64,457
Provision for Losses on Contracts and
  Interest Receivable                                52,048         450,657
(Gain) Loss on Sales of Assets                            0     (     1,380)
Deferred Income                                (      3,689)    (   122,297)
Settlement of Obligations                                 0     (     5,978)
Changes in Operating Assets and
  Liabilities:
Increase in Contracts Receivable                (   136,274)    (   482,265)
Increase in Interest and Dues
  Receivable                                              0     (    17,466)
Increase in Prepaid Expenses and
  Other Assets                                       13,971     (   241,120)
Increase in Accounts Payable                         77,523         181,458
Increase in Accrued Expenses                         24,836           7,636

NET CASH FROM OPERATING ACTIVITIES                   97,141         131,684

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Notes Receivables                            0               0
Principal Repayment of Notes
  Receivables                                           849           2,506
Sale of Fixed Assets                                  9,060          13,408
Additions to Property and Equipment             (    37,382)    (    81,686)

NET CASH FROM INVESTING ACTIVITIES              (    27,473)    (    65,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing                              35,000          67,437
Principal repayments on debts                   (    37,567)    (    53,939)

NET CASH FROM FINANCING ACTIVITIES              (     2,567)         13,498

NET INCREASE (DECREASE) IN CASH                      67,101          79,420
CASH, beginning of period                            96,333          16,913

CASH, end of period                             $   163,434     $    96,333
                                                ===========     ===========

                        QUALITY RESORTS OF AMERICA, INC.
                              AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - General

   The condensed consolidated balance sheet and the condensed consolidated statement of operations as of June 30, 1996, have been audited, while the balance sheet and statement of operations for the periods ended September 30, 1996, and September 30, 1995, are unaudited. In the opinion of management, all adjustments (which include any normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented, have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three-month periods ended September 30, 1996, and 1995 are not necessarily indicative of the operating results for the full year.

                              QUALITY RESORTS OF AMERICA, INC.
                                     AND SUBSIDIARIES
                           MANAGEMENTS DISCUSSION AND ANALYSIS
                                   OR PLAN OF OPERATIONS

Overview

   The Company's revenues are derived primarily from membership sales and resort operations. Membership sales generally consist of membership in Quality Resorts of America, Inc. (QRA), with prices ranging from $1,995 to $3,995, and membership in its wholly owned subsidiary, Club Rainbow Vacations, Inc. (CRV), with prices ranging from $4,995 to $6,995. For the fiscal year ended June 30, 1996 the Company sold 675 new memberships compared to fiscal year ended 1995 in which the Company sold 560 new memberships. The Company has also offered to its existing membership an upgrade package, with 196 members upgrading during 1996 compared to 154 in 1995. Resort operations consist of income from maintenance dues, rental units, store sales, and storage income.

Results of Operations

   The following table sets forth for the three months ended September 30, 1996 and 1995, and for the year ended June 30, 1996, the percentage of total sales represented by items included in the Company's Statements of Operations.

                                          Sep 1996    Jun 1996     Sep 1995
Revenues:                                 --------    --------     --------
Membership Sales                               47%         54%          57%
Resort Operations                              45%         37%          36%
Interest Income                                 8%          7%           7%
Other Income                                    0%          2%           0%
                                             _____       _____        _____
Total Revenues                                100%        100%         100%

Expenses:
Sales and Marketing                            23%         26%          28%
Resort Operations                              28%         22%          25%
General and Administrative                     22%         21%          19%
Provision for Bad Debt                          5%         10%           5%
Interest                                       17%         14%          13%
                                             _____       _____        _____
Total Expenses                              ( 95%)     (  93%)      (  90%)

Earnings(Loss) before Income
  Tax and Extraordinary Items                   5%          7%          10%

Income Tax Provision                            0%          0%           0%
                                             -----       -----        -----
Net Income(Loss)                                5%          7%          10%
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

Membership Sales

      For the three-month period ended September 30, 1995, membership sales decreased from the prior period by $189,000 (27%), from $690,000 to $501,000. This decrease is attributed to the decrease in membership upgrade sales. During the first quarter ended September 30, 1995, 54 members purchased upgrades for a total of $137,000. During the first quarter ended September 30, 1996, upgrade sales decreased to $2,000, as the upgrade program exhausted the membership base. New membership sales decreased by $62,000 (11%).

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

      Marketing expenses remained at 49 percent of membership sales ($248,000 in 1996 compared to $306,000 in 1995, a decrease of $58,000).
Commission expense decreased from $166,000 (24% of sales) in 1995, to $115,000 (23% of sales) in 1996, (a decrease of $51,000) which is attributed to the reduction in sales. Other sales expenses decreased from $171,000 (25% of sales) to $134,000 (54 percent of sales).

Resort Operations

      Revenues generated from Resort Operations increased by $ 38,000 (9 percent) over the same period in 1995. This increase is primarily attributed to an increase in dues income. Expenses remained virtually the same ($296,000 in 1996 compared to $306,000 in 1995).

General and Administrative Expense

      General and administrative expense decreased slightly from $236,000 in 1995 to $234,000 in 1996.

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

      Current maturities of long term debt have increased by $465,000 since June 30, 1996 primarily due to the maturity of loans secured by contracts recievable and 7 loans secured by deeds of trust on Lighthouse Marina Resort. Management anticipates that these notes will roll over for an additional three years, or will be paid off. However, there can be no assurance that a significant number will roll over their notes for an additional term.




                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUALITY RESORTS OF AMERICA, INC.



Dated: March 13, 1996                 /Susan Bienias

                                     Susan Bienias
                                     Chief Financial Officer