Form 10QSB
period 1996-12-31
QUALITY RESORTS OF AMERICA INC
filed 1997-03-19
CIK 766431

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                          FORM 10-QSB

                          Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the First Quarter Ended                 Commission File No. 0-14035
December 31, 1996

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

                   (1)   Yes   X            No
                   (2)   Yes   X            No


      The number of shares outstanding of the Registrant's only class of common stock, as of December 31, 1996 was 3,284,818.

                               QUALITY RESORTS OF AMERICA, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                            For Six Months Ended DECEMBER 31, 1996
                                 and Year Ended JUNE 30, 1996

                                                 Dec 31,        June 30,
                                                  1996            1996
                                              ----------      ----------
ASSETS
Current Assets:
Cash                                         $   567,222     $    96,333
Current maturities of membership
  contracts receivable, net                      248,011         235,618
Current Maturities of Notes
  Receivable                                           0         807,781
Interest and dues receivable                     142,764         143,473
Due from Officers and Employees                   48,432          75,908
Other current assets                             354,543         384,024
                                              __________      __________
   Total Current Assets                        1,113,850       1,743,155

Membership contracts, net                      2,006,637       1,893,849
Operating Resorts, net                         1,982,158       1,974,688
Property held for development, net               506,889         514,848
Operating equipment, net                         196,108         205,519
Other assets                                      87,904          67,264
                                             ___________     ___________
TOTAL ASSETS                                 $ 6,140,666     $ 6,399,305
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 156,005         380,829
Accrued Expenses and other current
     liabilities                                 212,316         257,502
Due to Officers                                        0          78,050
Current Portion of Deferred Income               217,584         191,814
Current maturities long-term debt                631,444         159,098
                                              __________      __________
Total Current Liabilities                      1,217,349       1,067,293

Long-term debt                                 4,175,822       4,678,116
Deferred income                                  598,585         537,868
                                              __________      __________
Total Liabilities                              5,991,776       6,283,277


                            QUALITY RESORTS OF AMERICA, INC.
                                    AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                         For Six Months Ended DECEMBER 31, 1996
                              and Year Ended JUNE 30, 1996
                                       (continued)

Stockholders' Equity
Preferred stock, 5,000,000 shares
  authorized; none issued
Common stock, no par value,
  20,000,000 shares authorized;
  3,284,818 shares outstanding                 2,514,969       2,514,969
Retained earnings (deficit)                   (2,366,059)     (2,398,941)
                                              __________      __________
Total Stockholders' Equity                       148,910         116,028

TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY                        $ 6,140,666     $ 6,399,305
                                             ===========     ===========

                    QUALITY RESORTS OF AMERICA, INC.AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR SIX MONTH PERIODS ENDING
                               DECEMBER 31, 1996 AND 1995
                                       (Unaudited)

                                   Three Months Ended        Six Months Ended
                                 Dec 1996    Dec 1995     Dec 1996    Dec 1995
                                ---------------------    ---------------------
Revenues

Membership Sales                $ 281,101   $ 476,253   $  782,476  $1,166,721
Resort Operations                 377,227     401,519      849,371     835,301
Interest Income                    76,541      73,751      161,256     162,971
Other Income                          683      41,912          899      38,882
                               ----------  ----------   ----------  ----------
Total Revenue                   $ 735,552   $ 993,435   $1,794,002  $2,203,875

Expenses

Sales & Marketing                 148,969     233,645      397,444     570,804
Resort Operations                 205,565     201,318      501,702     502,824
General & Administrative          194,885     241,684      429,345     477,343
Allowance for Bad Debts            28,990      35,689       81,038      91,063
Interest Expense                  173,520     171,004      349,191     325,641
                               ----------  ----------   ----------  ----------
Total Expenses                  $ 751,929   $ 883,340   $1,758,720  $1,967,676

Income (Loss) from
   Operations                   (  16,377)    110,095       35,282     236,199

Provision for Income Taxes              0           0        2,400       2,400
                               ----------  ----------   ----------  ----------

Net Income (Loss)              ($  16,377)  $ 110,095    $  32,882   $ 233,799
                               ==========  ==========   ==========  ==========

Net Income (Loss) per Share           (0)          03           01          04
                                      ===         ===          ===         ===

Average number of shares outstanding
   during the periods:  3,284,818



                                QUALITY RESORTS OF AMERICA
                                    AND SUBSIDIARIES
                                 STATEMENT OF CASH FLOWS
                                  For Six Months Ended
                               December 31, 1996 and 1995

                                                          December   December
                                                           1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                               $  32,882   $ 233,799
Adjustments to reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
Depreciation and Amortization                               38,658      33,902
Provision for Losses on Contracts and
  Interest Receivable                                       81,038      91,063
(Gain) Loss on Sales of Assets                                   0           0
Deferred Income                                             86,487   (  53,006)
Settlement of Obligations                                        0           0
Changes in Operating Assets and
  Liabilities:
Increase in Contracts Receivable                         ( 206,219)  ( 220,002)
(Increase) Decrease in Interest and
  Dues Receivable                                              709      23,540
(Increase) Decrease in Prepaid
  Expenses and Other Assets                                 36,318   ( 109,771)
Increase (Decrease) in Accounts Payable                  ( 224,824)     59,652
Increase (Decrease) in Accrued Expenses                  ( 123,236)      8,489

NET CASH FROM OPERATING ACTIVITIES                       ( 278,187)     67,666

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to Notes Receivables                                   0           0
Principal Repayment of Notes
  Receivables                                              807,781       1,221
Sale of Fixed Assets                                         9,168           0
Additions to Property and Equipment                      (  37,955)  (  29,002)

NET CASH FROM INVESTING ACTIVITIES                         779,024   (  27,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing                                     35,000      37,437
Principal repayments on debts                            (  64,948)  (  23,431)

NET CASH FROM FINANCING ACTIVITIES                       (  29,948)     14,006

NET INCREASE (DECREASE) IN CASH                            470,889      53,891
CASH, beginning of period                                   96,333      16,913

CASH, end of period                                      $ 567,222   $  70,804
                                                       =========== ===========


                        QUALITY RESORTS OF AMERICA, INC.
                              AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - General

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.   Results
of operations for the six-month periods ended December 31, 1996, and 1995 are not necessarily indicative of the operating results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report of Form 10-KSB for the year ended June 30, 1996.


                           MANAGEMENTS DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Membership Sales

      For the six-month period ended December 31, 1996, membership sales decreased from the prior period by $385,000 (33%), from $1,167,000 to $782,000. During the first six-month period ended December 31, 1995, 67 members purchased upgrades for a total of $171,000. During the first six-month period ended December 31, 1996, upgrade sales decreased to $2,700, as the upgrade sales program was temporarily suspended to allow the sales
group to sell orphaned or dissatisfied members of other resorts.   New
membership sales decreased by $232,000 (23%), due in part to the severe weather and flooding conditions in Northern California. Sales typically drop during the second quarter due to the Thanksgiving and Christmas holiday seasons. Management also curtailed spending on marketing due to the normal decrease of cash flow during these months.

      The Company has contracted with Affiliated Resorts, Inc. (ARI, a company owned by Robert R. Brindle, the Company's Board Chairman) to sell CRV memberships at offsite locations. An offsite office has been established at Golden Pond Resort (GPR, owned by ARI), located in the Greater Palm Springs area. All current and new CRV members are allowed specific usage, without charge, of this resort. ARI, is responsible for all sales costs. In exchange, the Company pays ARI 50% sales commission on sales and 40% of sales for CRV usage of the resort.

      Marketing expenses increased from 49 percent of membership sales ($571,000 in 1995) to 51 percent ($397,000 in 1996, a decrease of
$174,000). Commission expense decreased from $294,000 (25% of sales) in 1995, to $193,000 (24% of sales) in 1996 (a decrease of $101,000), which is attributed to the reduction in sales. Other sales expenses decreased from $277,000 (24% of sales) to $204,000 (26 percent of sales).

Resort Operations

      Revenues generated from Resort Operations increased by $ 14,000 (2 percent) over the same period in 1995. This increase is primarily attributed to an increase in dues income. Expenses remained virtually the same ($502,000 in 1996 compared to $503,000 in 1995).


General and Administrative Expense

      General and administrative expense decreased from $477,000 in 1995 to $429,000 in 1996, primarily due to a decrease in legal fees.

Liquidity and Capital Resources

      In December, 1996, the Company received $950,000, payment in full on a note receivable due from the sale of Westside Resort. This amount included $807,000 in principal, $71,000 in accrued interest, and, $72,000 for legal and foreclosure expenses incurred contesting the bankruptcies filed by the mortgagees. The Company used $400,000 of these funds to pay off debt. The remainder has been invested in money market accounts and has been earmarked for the development of the public park at Redwood Trails Resort and/or the repayment of loans secured by deeds of trust. Cash flows from operations decreased from $68,000 for the six-month period ending December 31, 1995, compared to ($278,000) in 1996 due to the repayment of debt from these funds.

      Current maturities of long term debt increased by $472,000 since June 30, 1996 primarily due to the maturity of loans secured by contracts receivable and certain loans secured by deeds of trust on Lighthouse Marina Resort. Management anticipates that these notes will roll over for an additional three years, or will be paid off. However, there can be no assurance that a significant number will roll over their notes for an additional term.

      In January 1997, the Company experienced extensive damage at its Klamath Cove Resort as a result of flooding. Buildings and structures damaged or destroyed by flooding are covered by flood insurance. The Company has applied to the Small Business Administration for disaster assistance to relocate the park. The Company believes, because of the problems incurred in obtaining permits from the flood damage sustained in January 1995, that it is unlikely that the Company will be able to obtain permits to rebuild at Klamath Cove Resort. The Company is in negotiations for the possibility of the sale of the property to a Federal or State agency. The Company is continuing to pay the interest payments to the
trust deed holders.   The Company believes that with the flood insurance
proceeds, the reduction of operational costs of the park, and the proceeds from the possible sale of the property, the Company will be able to pay off
the trust deed holders.   Revenues generated at this resort were
approximately $16,000 during year ended June 30, 1996; management feels the effect of lost earnings will not have a significant impact on the profitability of the Company.

                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUALITY RESORTS OF AMERICA, INC.


Dated: March 18, 1997                /Susan Bienias
                                     Susan Bienias
                                     Chief Financial Officer