Form 10QSB
period 1997-03-31
QUALITY RESORTS OF AMERICA INC
filed 1997-05-19
CIK 766431

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549


                                          FORM 10-QSB

                          Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Third Quarter Ended                 Commission File No. 0-14035
March 31, 1997

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

                   (1)   Yes   X            No
                   (2)   Yes   X              No


      The number of shares outstanding of the Registrant's only class of common stock, as of March 31, 1997 was 3,284,818.

                               QUALITY RESORTS OF AMERICA, INC.
                                       AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                             For Nine Months Ended MARCH 31, 1997
                                 and Year Ended JUNE 30, 1996

                                                 Mar 31,        June 30,
                                                  1997            1996
                                              ----------      ----------
ASSETS
Current Assets:
Cash                                         $   498,171     $    96,333
Current maturities of membership
  contracts receivable, net                      244,847         235,618
Current Maturities of Notes
  Receivable                                           0         807,781
Interest and dues receivable                     140,963         143,473
Due from Officers and Employees                  106,127          75,908
Other current assets                             393,133         384,024
                                              __________      __________
   Total Current Assets                        1,383,241       1,743,155

Membership contracts, net                      1,981,033       1,893,849
Operating Resorts, net                         1,805,521       1,974,688
Property held for development, net               497,506         514,848
Operating equipment, net                         186,006         205,519
Other assets                                      76,750          67,264
                                             ___________     ___________
TOTAL ASSETS                                 $ 5,930,057     $ 6,399,305
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 133,397         380,829
Accrued Expenses and other current
     liabilities                                 216,256         257,502
Due to Officers                                        0          78,050
Current Portion of Deferred Income               278,664         191,814
Current maturities long-term debt                720,570         159,098
                                              __________      __________
Total Current Liabilities                      1,348,887       1,067,293

Long-term debt                                 4,067,936       4,678,116
Deferred income                                  498,480         537,868
                                              __________      __________
Total Liabilities                              5,915,303       6,283,277



                            QUALITY RESORTS OF AMERICA, INC.
                                    AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          For Nine Months Ended MARCH 31, 1997
                              and Year Ended JUNE 30, 1996
                                       (continued)
Stockholders' Equity
Preferred stock, 5,000,000 shares
  authorized; none issued
Common stock, no par value,
  20,000,000 shares authorized;
  3,284,818 shares outstanding                 2,514,969       2,514,969
Retained earnings (deficit)                   (2,500,215)     (2,398,941)
                                              __________      __________
Total Stockholders' Equity                        14,754         116,028

TOTAL LIABILITIES &
  STOCKHOLDERS EQUITY                        $ 5,930,057     $ 6,399,305
                                             ===========     ===========


                    QUALITY RESORTS OF AMERICA, INC.AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR NINE MONTH PERIODS ENDING
                                 MARCH 31, 1997 AND 1996
                                       (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                 Mar 1997    Mar 1996     Mar 1997    Mar 1996
                                ---------------------    ---------------------
Revenues

Membership Sales                $ 267,527   $ 671,447   $1,050,003  $1,838,169
Resort Operations                 365,947     425,458    1,215,319   1,260,759
Interest Income                    67,549      78,030      228,806     241,001
Other Income                        8,671       3,258        9,568      42,139
                               ----------  ----------   ----------  ----------
Total Revenue                     709,694   1,178,193    2,503,696   3,382,068

Expenses

Sales & Marketing                 189,384     318,229      586,829     889,034
Resort Operations                 218,877     210,017      720,580     712,841
General & Administrative          201,247     253,862      630,592     731,205
Allowance for Bad Debts            24,730      52,250      105,768     143,313
Interest Expense                  151,955     152,673      501,145     478,314
                               ----------  ----------   ----------  ----------
Total Expenses                    786,193     987,031    2,544,914   2,954,707

Income (Loss) from
   Operations                   (  76,499)    191,162    ( 41,218)     427,361

Non-recurring Items
   Flood Loss                   ( 57,657)           0    ( 57,657)

Provision for Income Taxes              0           0        2,400       2,400
                               ----------  ----------   ----------  ----------

Net Income (Loss)               ($134,156)   $191,162   ($101,275)    $424,961
                               ==========  ==========   ==========  ==========

Net Income (Loss) per Share          (04)          06         (03)          13
                                     ===          ===          ===         ===

Average number of shares outstanding
   during the periods:  3,284,818

                                QUALITY RESORTS OF AMERICA
                                    AND SUBSIDIARIES
                                 STATEMENT OF CASH FLOWS
                                 For Nine Months Ended
                                 March 31, 1997 and 1996
                                                          March       March
                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              ($101,275)   $ 424,961
Adjustments to reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
Depreciation and Amortization                               57,657      52,760
Provision for Losses on Contracts and
  Interest Receivable                                      105,768     143,313
(Gain) Loss on Sales of Assets                              60,075           0
Deferred Income                                             47,462   (  77,285)
Changes in Operating Assets and
  Liabilities:
Increase in Contracts Receivable                         ( 202,181)  ( 352,608)
(Increase) Decrease in Interest and
  Dues Receivable                                            2,510    ( 2,222)
(Increase) Decrease in Prepaid
  Expenses and Other Assets                               ( 48,813)  ( 169,180)
Increase (Decrease) in Accounts Payable                  ( 247,432)     73,480
Increase (Decrease) in Accrued Expenses                  ( 119,294)     19,960

NET CASH FROM OPERATING ACTIVITIES                       ( 445,523)    113,179

CASH FLOW FROM INVESTING ACTIVITIES:
Principal Repayment of Notes
  Receivables                                              807,781       1,855
Sale of Fixed Assets                                       166,875           0
Additions to Property and Equipment                      (  78,586)  (  48,462)

NET CASH FROM INVESTING ACTIVITIES                         896,070   (  46,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing                                     49,421      67,437
Principal repayments on debts                            (  98,130)  (  45,713)

NET CASH FROM FINANCING ACTIVITIES                       (  48,709)     21,724

NET INCREASE (DECREASE) IN CASH                            401,838      88,296
CASH, beginning of period                                   96,333      16,913

CASH, end of period                                      $ 498,171   $ 105,209
                                                       =========== ===========

                         QUALITY RESORTS OF AMERICA, INC.
                              AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - General

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form10-Q and Article 10 Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included.   Results
of operations for the nine-month periods ended March 31, 1997, and 1996 are not necessarily indicative of the operating results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report of Form 10-KSB for the year ended June 30, 1996.

                            QUALITY RESORTS OF AMERICA, INC.
                                     AND SUBSIDIARIES
                           MANAGEMENTS DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

Membership Sales

      For the nine-month period ended March 31, 1997, membership sales decreased from the prior period by $788,000 (43%), from $1,838,000 to $1,050,000. During the first nine-month period ended March 31, 1996, 152 members purchased upgrades for a total of $387,000. During the first nine-month period ended March 31, 1997, upgrade sales decreased to $3,700, as the upgrade sales program has been temporarily suspended to allow the sales
group to sell orphaned or dissatisfied members of other resorts.   New
membership sales decreased by $429,000 (29%), due in part to the severe weather and flooding conditions in Northern California. Sales typically drop during the second quarter and resume again in March due to the winter holiday seasons and weather conditions.

      The Company has contracted with Affiliated Resorts, Inc. (ARI, a company owned by Robert R. Brindle, the Company's Board Chairman) to sell CRV memberships at offsite locations. An offsite office has been established at Golden Pond Resort (GPR, owned by ARI), located in the Greater Palm Springs area. All current and new CRV members are allowed specific usage, without charge, of this resort. ARI, is responsible for all sales costs. In exchange, the Company pays ARI 50% sales commission on sales and 40% of sales for CRV members' usage of the resort.

      Marketing expenses increased from 48 percent of membership sales ($889,000 in 1996) to 56 percent ($586,000 in 1997, a decrease of
$302,000). Commission expense decreased from $490,000 (26% of sales) in 1996, to $291,000 (28% of sales) in 1997 (a decrease of $199,000), which is attributed to the reduction in sales. Other sales expenses decreased from $399,000 (22% of sales) to $296,000 (28 percent of sales).

Resort Operations

      Income from Resort Operations consists of maintenance dues, rental units, store sales and storage income.

      Revenues generated from Resort Operations decreased by $ 45,000 (4 percent) over the same period in 1996. This decrease is primarily attributed to a decrease in resort operations income (rental units and store income). Expenses remained virtually the same ($713,000 in 1996 compared to $718,000 in 1997).


General and Administrative Expense

      General and administrative expense decreased from $734,000 in 1996 to $633,000 in 1997, a decrease of $101,000, primarily due to a decrease in legal fees.

Liquidity and Capital Resources

      In December, 1996, the Company received $950,000, payment in full on a note receivable due from the sale of Westside Resort. This amount included $807,000 in principal, $71,000 in accrued interest, and, $72,000 for legal and foreclosure expenses incurred contesting the bankruptcies filed by the mortgagees. The Company used $400,000 of these funds to pay off debt. The remainder has been invested in money market accounts and has been earmarked for the development of the public park at Redwood Trails Resort and/or the repayment of loans secured by deeds of trust. Cash flows from operations decreased from $113,000 for the nine-month period ending March 31, 1996, compared to ($445,000) in 1997. This decrease is due to the repayment of debt from the note receivable funds received.

      Current maturities of long term debt increased by $561,000 since June 30, 1996 primarily due to the maturity of loans secured by contracts receivable and certain loans secured by deeds of trust on the resorts. Management anticipates that these notes will roll over for an additional three years, or will be paid off. However, there can be no assurance that a significant number will roll over their notes for an additional term.

      In January 1997, the Company experienced extensive damage at its Klamath Cove Resort as a result of flooding. Buildings and structures destroyed by flooding were covered by flood insurance. The Company experienced a loss of buildings and equipment in the amount of $205,902, with $147,189 recovered from insurance coverage, netting a loss of $58,713.

      The Company has applied to the Small Business Administration for disaster assistance to relocate Klamath Cove Resort and pay off the trust deed holders. The Company believes, because of the problems incurred in obtaining permits from the flood damage sustained in January 1995, that it is unlikely that the Company will be able to obtain permits to rebuild at Klamath Cove. The Company is in negotiations for the possibility of the sale of the property to a Federal or State agency. The Company is
continuing to pay the interest payments to the trust deed holders.   The
Company believes that with the flood insurance proceeds, the proceeds from the possible sale of the property, or the SBA loan, the Company will be able to pay off the trust deed holders.

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


                                     QUALITY RESORTS OF AMERICA, INC.


Dated: May 15, 1997                  /Susan Bienias
                                     Susan Bienias
                                     Chief Financial Officer