Form 10KSB
period 1997-06-30
QUALITY RESORTS OF AMERICA INC
filed 1998-07-08
CIK 766431

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                         ===============
                           FORM 10-KSB
                         ===============
             ANNUAL REPORT UNDER SECTION 13 or 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For Fiscal Year ended June 30, 1997

                   Commission File No. 0-14035

                QUALITY RESORTS OF AMERICA, INC.

         (Name of small business issuer in its charter)

        CALIFORNIA                        68-0046021
State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

11707 Fair Oaks Blvd, Suite 210
       Fair Oaks, CA                       95628
(Address of principal executive office)  (Zip Code)

Issuer's telephone number, including area code:  (916) 967-9812

Securities registered pursuant to Section 12(b) of the Act:None

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

  State issuer's revenues for its most recent fiscal year:  $3,770,562.

  The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of September 15, 1997, was not available.

  As of June 30, 1997 the number of shares outstanding of the Registrant's common stock was 3,284,818, and 269,893 shares of Class A preferred stock.

               DOCUMENTS INCORPORATED BY REFERENCE
     The following documents are incorporated by reference into the indicated part of this Form 10K: NONE

ITEM 1 - BUSINESS

OVERVIEW

  Quality Resorts of America, Inc., a California corporation, started in 1979 as a partnership consisting of members of the Brindle family. That entity transferred its assets to Redwood Trails, Inc., which subsequently transferred them to Advanced Resort Systems, Inc. The Company was formed in September, 1984, and, in a triangular merger effected in February, 1985, Advanced Resort Systems, Inc., and Redwood Trails, Inc., merged into Quality Resorts of California, Inc., a wholly-owned subsidiary of the Company. The Company's executive offices are located at 11707 Fair Oaks Blvd, Suite 210, Fair Oaks, CA 95628, and its phone number is (916)967-9812.

  The membership campground industry emerged in the early 1970s in the Pacific Northwest as a result of the increased nationwide popularity of recreational vehicles (such as motor homes, travel trailers, campers and pop-up tents), and the decreasing availability because of overcrowding of public campground facilities. In the state of California, camping is a $2 billion-a-year industry. California campers are described primarily as middle income families and well educated. About one half have dependant children. The majority (about three-fourths) of these campers are in the 30-59 range, and one-fourth aged 60 and older.

  The Company operates four membership-based resorts located in Northern California. Members using the resorts may bring their own recreational vehicles, tents or other sleeping equipment, or rent travel trailers or modular units located at the resorts. The resorts are open year-round although usage is greatly reduced in the winter months. At each resort, managers, and staff provide security, maintenance, and recreational programs that vary by location.

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

  Annual dues constitute a major source of revenue, with the current rate for a new member set at $300 per year. Members' dues are frozen at their current rate upon reaching the age of 65. Dues levels may be adjusted annually on a cumulative basis to the percentage increase in the local Consumer Price Index, or 3%, whichever is more. Upon transfer of membership, the dues level accelerates to the current level for the new member. The Company offers existing members the opportunity to pay their dues for life (transferable to one subsequent owner of the membership) by paying $2,995.

  The Company derives other operating income at the resorts from rental units, convenience stores, laundry facilities, video game equipment, and storage of recreational vehicles.

  Although the Company may develop additional Resorts in the future, prospective members are cautioned to base their decision to purchase a membership on the facilities in existence at the time of joining.

CURRENT BUSINESS STRATEGY

     The Company's strategy for growth and to make a major improvement in its financial statement is to start an expansion program with the help of a REIT to expand into a multi-park California system. The Company will lease back and
manage these resorts after the REIT has purchased them.   This will allow the
Company to expand its park system without the need of raising new capital. This would also give the Company members the use of these new parks under a special
program.   There is no assurance, however, that the Company will be successful in achieving its growth strategies or that sales or profits will increase from the implementation of these strategies.

MARKETING MEMBERSHIPS

  The Company has been marketing to the general public, primarily in Northern California, the right to use the Resorts through memberships. The membership entitles the member the usage of any of the Company's Resorts, subject to the rules and regulations set for each Resort. Management believes that the memberships provide a quality family vacation at an affordable price.

  Members typically pay an initial membership fee, currently $2,995 to $6,995, payable in full at the time of purchase, or by a cash down payment, with the balance payable in monthly installments over a maximum period of 120 months. Interest is charged on membership contract receivables that are due beyond one year with the interest rate averaging 15%. For a nominal additional fee, members have the right, under a reciprocal arrangement with Camp Coast to Coast, Inc., and/or Resort Parks International, to camp at over 600 other resorts located throughout the United States, Canada, and Mexico. Additionally, members may join Club Rainbow Vacations, Inc., (CRV) a wholly owned subsidiary of the Company, and have access to certain condominiums throughout the world, discounts on travel, cruises, golf, hotels, and free vacations at the Company's Resorts.

  After a membership is purchased, it may not be transferred for a two-year period. Thereafter, it may be transferred a total of three times, unless otherwise provided. The transferred membership expires on the death or cancellation of the third transferee. To date, the number of transfers of memberships has been minimal. The number of memberships that will cancel prior to utilizing the transfer privilege is estimated to be 5%.

  In the past, the major market for the Company has been in the Northern California area with sales staff located at the Resorts. Offsite sales offices are an opportunity for the Company to make gains in sales on a year round basis and to sell in markets that are not accessible to the Resorts' sales staff. The Company has operated offsite offices in the past, primarily in offering an upgrade product to present members and selling to orphaned members from other resorts.

  Membership sales continue throughout the year at Lighthouse Marina. Because of weather conditions, sales activities slow significantly at Redwood Trails and River Grove during the winter months.

  A new market has emerged as an extension of resorts that have either gone out of business, stopped operating as a membership resort, or has ceased their affiliation with Camp Coast to Coast. This has proven to be a lucrative market, estimated to be 20,000 orphaned or dissatisfied members in California, Nevada and Arizona.

  A program has been offered to members to upgrade their membership to a Club Rainbow membership (CRV). This upgrade offers them Resort Parks International, immediate-family memberships for $350, extended stays and free rentals at the Resorts, and access to independent affiliated resorts. During the year ended June 30, 1997, upgrade sales began in March 1997, with 82 members upgrading their memberships, with total revenues from these upgrades amounting to $204,000.

COMPETITION

  Today there are approximately 46,000 campgrounds in the United States. Of those, approximately 500 are membership resorts. While most campers use national or state parks, membership resorts feature family-oriented activities in the setting of individual campsites, recreational facilities and scenic open
spaces that are of higher quality than found in public campgrounds.   The
typical resort offers utility hookups, clubhouse, arcade, rest rooms with hot showers, laundry facilities, a convenience store, recreational amenities with organized activities, playground, and full-time security.

  A number of organizations compete directly with the Company by marketing memberships in multiple Resort networks. Additional competition comes from single-park organizations. Some competition offers their members reciprocal use of multiple Resort locations through affiliations with other Resort owners, such as Camp Coast to Coast. The Company believes that the membership fees, the location of Resorts and the amenities and services offered at such Resorts are important elements in determining the Company's competition in the industry.

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

EMPLOYEES

  On June 30, 1997, the Company had 32 full-time, 27 part-time employees, and a sales staff consisting of 11 people, which are paid on a commission-only basis. Due to the seasonal nature of the Company's business, the Company has a greater number of employees during the summer months.


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


  The California Legislature enacted Assembly Bill No. 1578 in September 1983 and Senate Bill No. 2203 in September 1990. Each of these bills regulates the sale and resale of membership camping contracts similar to the company's membership agreement. The legislation requires membership camping operators, such as the Company, to disclose to purchasers of a membership information about membership rights and restrictions, the Company's experience in the outdoor membership resort industry and the significant facilities of each Resort. Also, it specifies certain disclosures that needs to be contained in both the incentive offer made as part of an advertising plan and the subsequent contract. In addition, it specifies that each purchaser of a membership has the right to cancel the membership agreement within three days after the date of purchase, if the purchaser has inspected a Resort prior to signing the agreement (or within ten days after the date of purchase if no such inspection has been made). Further, it specifies the escrow conditions for deposits and the disclosures needed for membership resale brokers. Finally, it covers the requirements for withdrawal and transfer of membership resorts. Management believes that the Company is in compliance with this legislation.

  The State of California also has a nondisturbance statute that places limitations on the ability of the owners of campground to sell or close, or a lien-holder to foreclose a lien on a campground. These statutes permit sale, closure, or foreclosure if the holders of related memberships receive access to a comparable campground.

  Credit sales of memberships are regulated by federal and state consumer credit laws, including truth-in-lending and similar laws requiring disclosure of finance charges, and usury or retail installment sales laws limiting the amount of finance charges. The Company periodically revises its membership contract to reflect the finance charge information required by various laws. In addition, management believes that the interest rates currently charged on the unpaid balance of installment contracts are within the maximum finance charge permitted in each jurisdiction in which memberships are sold.

ITEM 2 - DESCRIPTION OF PROPERTIES

OFFICES

  The Company leases office space at 11707 Fair Oaks Blvd, Suite 210, Fair Oaks, California 95628.

REDWOOD TRAILS RESORT

  The Redwood Trails Resort was acquired by the Company's founders in 1979 and is located on the Pacific Ocean 40 miles north of Eureka, California, approximately 280 miles north of San Francisco and 50 miles south of the Oregon border. It is near Redwood National Park, and 1-1/2 miles from the Pacific Ocean. The Company owns 191 acres bordering U. S. Highway 101, of which approximately 111 acres are ranch and pastureland and the remaining 80 acres used for resort purposes.

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

  The Resort currently contains 111 campsites, and 35 tent-sites with a use permit for 59 additional full hookup public campsites. Most of the campsites have electricity, water and sewer connections. Fifteen campsites are reserved for Pioneer members (members who paid an additional fee) who have extended stay privileges. Amenities also include outdoor sports areas, a fish cleaning station, spa, sauna, horseshoe pits, children's play area, laundry and shower facilities, cable TV, recreational vehicle storage, picnic pavilion, TV room, arcade, and a propane dispenser. There are 4 trailers and a doublewide mobile home available for rent.

  The Company refinanced the back portion of the Resort in May 1992, for $395,000. This loan was made to the Company from 28 individual members, payable at 12% to 14% interest-only for 36 months. The notes matured in May 1995, and were renewed for an additional one to five years by the original investors or sold to new investors. These notes are secured by deeds of trust. In December 1992, the Company refinanced the front portion of the Resort which was raised from 76 members and totaled $1,200,000, payable at 12% to 15% interest-only for 36 months. These notes matured in December 1995, but have been renewed for an additional one to five year term. These notes are also secured with deeds of trust.

  Annual realty taxes are charged at a rate of 1% of assessed value, plus special district taxes. Property taxes amounted to $11,002 for fiscal year ended June 30, 1997.

LIGHTHOUSE MARINA RESORT

  The Lighthouse Marina Resort is located on 22 acres near Isleton, California,
on the Mokulumne River.   Acquired in 1983, it is located approximately 70 miles
northeast of San Francisco in the Sacramento Delta area. The Delta contains over 1,000 miles of waterways and is a popular vacation area. The Resort currently has 46 tent-sites and 215 campsites, of which 135 have water, electricity and sewer facilities, and 80 have water and electricity only. It also features a swimming pool, spa, a volleyball court, children's play area, horseshoe and shuffleboard areas, fire pit, a TV room, and an arcade. The Resort also has laundry and shower facilities, a store, a propane dispenser, fire pit, a restaurant, and recreational vehicle storage. There are 8 trailers, 4 modulars, 2 single wide and 2 doublewide trailers for rent. The clubhouse contains kitchen facilities and showers.

  There are also open and covered boat slips, open and covered dry storage, boat launching, docks, and other marine facilities. Lighthouse Marina maintains one houseboat and two patio boats that it rents to members. The marina and a
restaurant are located across the road from the main Resort facilities.   The
restaurant is leased and operated by an unrelated party.

  The Company refinanced the Resort in July 1992, and received a discount of
$104,770 in paying off the previous financing.   This loan was made to the
Company from 79 members for a total of $1,250,000, payable at 12% to 15% interest-only for 36 months, and secured by deeds of trust. These loans matured in August 1995, and have been renewed for an additional one to five year term.

  The realty taxes are charged at a rate of 1% of assessed value, plus various bonds, with annual taxes for the resort amounting to $17,606 for fiscal year ended June 30, 1997.

RIVER GROVE RESORT

  River Grove is a small Resort located on 10 acres amid redwoods, bounded on one side by the San Lorenzo River, and within one-half mile of Henry Cowell State Park. Located 60 miles southwest of San Francisco, near the seaside town of Santa Cruz, California, the Resort contains 30 tent-sites and 104 campsites. Most of the campsites have water, electricity and sewer connections. Amenities at the resort include a play area, arcade, general store, clubhouse, spa, laundry and shower facilities, cable TV, horseshoe pits, shuffleboard, basketball court, TV room, a propane dispenser, campfire pit, and a clubhouse with kitchen facilities.

  River Grove was purchased in September 1983 with the note payable being held by the previous owner. The principal balance, as of June 30, 1997, was $796,437, and payable at 12% interest, with monthly payments of principal and interest of $12,310. Interest payments were made during fiscal year 1997 in the amount of $98,789. The note will mature in April 2008.

  The annual realty taxes are charged at a rate of 1% of assessed value, plus special levies. The annual taxes amounted to $17,576 for fiscal year ended June 30, 1997.

KLAMATH COVE RESORT

  Klamath Cove Resort was acquired in June 1993. It is located on 2-1/2 acres at the mouth of the Klamath River on the Pacific Ocean, three miles west of Highway 101, and about 20 miles north of Redwood Trails. It is adjacent to the Redwood National Park.

  Klamath Cover Resort sustained flood damage during the winter storms of 1995, to the boat ramp, docks and 15 sites. The Company secured a three-year Small Business Administration Disaster Loan in the amount of $90,000 at 8% interest for repairs and replacement of the docks and equipment, and for the repair and replacement of damaged real estate. The loan was paid in full in February 1997. Subsequently, in January 1997, the remaining park was washed away by flooding. The Company again applied to the Small Business Administration for a disaster loan to relocate this resort. The loan was approved in July 1997. The loan is in the amount of $1,108,100 at an interest rate of 4% per annum with installment payments, including principal and interest, in the amount of $5,713, payable over 27 years. Proceeds from the loan include the refinancing of the outstanding loans against the property. The park is being relocated to the front portion of Redwood Trails that the Company has been developing as a public park with 56 RV spaces. The loan is secured by deeds of trust on Klamath Cove Resort, River Grove Resort and Redwood Trails Public Park properties.

  After the park was washed away, Del Norte County reduced the assessed value of the property to $1,000, and the annual taxes amount to $10.

INVESTMENT POLICIES FOR ACQUISITION OF ADDITIONAL RESORTS

     The Company believes that there is a great opportunity if it allies itself with a new affiliated company called RV Resorts, REIT. This company should have the financial strength to buy existing resorts and expand into a ten-park California chain. These resorts would be leased back by the Company under a net lease back agreement. This should also give the Company's members the use of these new parks under a new special program.


DEPRECIATION OF THE RESORTS

  The land, site, buildings, and other improvements have been amortized in the past based on the number of memberships sold. To determine the appropriate number of memberships available for sale at a given Resort, the Company utilizes historical data based on available occupancy rates of each resort. The Company has concluded that, to achieve optimum use of Resorts without overcrowding or turning away members, an average of 15 memberships may be sold for most
campsites.   Based on these ratios of memberships to campsites, management estimates that the total existing capacity of the system at June 30, 1997 is 13,292 members. At June 30, 1997, the Company had 7,497 memberships in force. Utilization statistics and membership entitlements are reviewed on a regular basis and revision of total planned memberships available for sale will be made if necessary.

  Depreciation of operating equipment is provided on the straight-line method over the assets' respective useful lives, ranging from three to thirty years.

INSURANCE COVERAGE OF THE PROPERTIES

  In the opinion of the Company, all properties are adequately covered by insurance.


ITEM 3 - LEGAL PROCEEDINGS

  There are no significant legal matters pending involving the company or its officers as of June 30, 1997. All pending legal matters are the result of normal resort operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  None


PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded in over-the-counter markets. However, there has been no activity. As of June 30, 1997, the Company had approximately 815 shareholders of record.

  The Company has authorized 5,000,000 shares of preferred stock.   In June
1997, 269,893 shares of unregistered cumulative convertible thirteen percent preferred stock was issued to three exempt investors in exchange for notes payable owed in the amount of $401,000, and in exchange for a note receivable and a deed of trust on Golden Pond Resort (owned by Affiliated Resorts of which Robert R. Brindle, the Company's Chairman of the Board, is the majority stockholder) in the amount of $385,600.

  The Company has authorized 20,000,000 shares of common stock at no par value. At June 30, 1997, 3,284,818 shares were issued and outstanding.

  The Company has not paid cash dividends to date. The Company does not anticipate paying any cash dividends on its common stock in the near future.

STOCK OPTIONS

  In July 1992, a stock option was granted to Gabriel Saia, mortgagor of the River Grove Resort, to purchase 25,000 shares of Common Stock at $1.00 per share, with no expiration date on the option.


ITEM 6 - MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

  In this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, the Company makes certain statements as to its expected financial condition, results of operations, cash flows, and business strategies and plans for periods after June 30, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of Section 21 (E) of the Securities Exchange Act of 1934, as amended. These statements are not historical and involve risks and uncertainties. The Company's actual financial condition, results of operations, cash flows, and business strategies and plans for future periods may differ materially due to several factors. These may including but are not limited to the Company's continued ability to control costs and implement its sales and marketing plan, the actual use of the resorts by members, the Company's success in collecting its contracts receivable, and other factors.

CHANGES IN ACCOUNTING METHOD

  Subsequent to year end, the Company was notified by the Securities and Exchange Commission (SEC) that the SEC now requires revenue from the sale of campground memberships that do not convey a deeded interest in real estate, be recognized on a straight line basis over the expected life of the membership. This method differs from the historical method used by the Company since inception. Accordingly, the consolidated financial statements included in this report have been restated from those originally reported to reflect this change. The deferral of sales revenues and expenses resulting from this change in accounting method had no impact on the Company's liquidity or cash flows.

OVERVIEW

  The Company's revenues are derived primarily from membership sales, membership dues, and resort operations. Membership sales consist of the sale of memberships in Quality Resorts of America, Inc., with prices ranging from $2,995 to $3,995, and the sale of memberships in Club Rainbow Vacations, Inc., with prices ranging from $4,995 to $6,995. For fiscal year 1997, the Company sold 514 new memberships, of which 93 cancelled (18%), compared to fiscal year 1996, with 675 sales and 115 cancellations (20%). Resort operations income consists primarily from rental units, store sales, and storage income.

CURRENT BUSINESS STRATEGY

     The Company's strategy for growth and to make a major improvement in its financial statement is to start an expansion program with the help of a REIT and expand into a ten-park California chain. The Company will lease back and manage
these resorts after the REIT has purchased them.   This will allow the Company
to expand its park system without the need of raising new with capital. This would also give the Company members the use of these new parks under a special
program.   There is no assurance, however, that the Company will be successful in achieving its growth strategies or that sales or profits will increase from the implementation of these strategies.

SELECTED FINANCIAL DATA

                                     Fiscal Year Ended June 30,

                      1997       1996      1995       1994       1993
                   (Restated)(Restated)(Unrestated)(Unrestated)(Unrestated)

In thousands, except for per share data)

Net Operating
  Income              3,771     3,902      3,831      4,798      3,573
Income (Loss) from
  Operations           (262)      (78)        94        307         32

Total Assets          6,945     7,528      6,027      5,825      5,236

Long Term Debt        3,979     4,678      4,133      3,837      3,240

Income (Loss)
  Per Share            (.09)     (.02)       .03        .09        .01





RESULTS OF OPERATIONS

MEMBERSHIP SALES

     Membership sales includes several items including new membership sales, upgrade membership sales, cash discounts and deferred income. Sales of new memberships in the fiscal year ended June 30, 1997, decreased by 25 percent to $1,392,000, with sales to 421 new members, compared to new sales in year ended 1996 of $1,897,000 to 675 new members. This decrease in sales is attributed to the inclement weather and severe flooding experienced in California during the winter months. The Company continued to offer to existing members an upgrade package. This generated income of $204,000 from 82 existing members. Income
from deferred sales was $273,000.   Total marketing costs were 59% of sales,
compared to 48% in 1996. Commission expense (which is included in the total marketing costs) for the year ended 1997, was $468,000 (30% of sales compared to 27% in 1996).

RESORT OPERATIONS

     Revenues generated from Resort Operations increased to $1,641,000 in 1997 from $1,630,000 in 1996. This increase is due primarily to an increase in dues income of $70,000, which was offset by a decrease in rental income and store income. These decreases are attributed to the flooding in Northern California during the winter of 1997.

     Resort operating costs were $964,000 in 1997 (59% of revenues), and $959,000 in 1996 (59%), an increase of $5,000.


GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense decreased from $916,000 in 1996, to $829,000 in 1997, a decrease of $87,000. Payroll expenses decreased from
$426,000 to $390,000 in 1997 a decrease of $36,000.   Collection expenses
decreased $17,000, from $100,000 in 1996 to $83,000 in 1997.

INTEREST INCOME AND EXPENSE

     Interest income from contracts receivable increased $24,000, from $226,000 for year ended 1996 to $250,000 in 1997. Interest payments received from the note receivable on the sale of Westside Resort began in January, 1992, resulting in interest income of $81,000 for year end 1996, and $14,000 for year end 1997, a decrease of $67,000 due to the note being sold in December 1996.

     Interest expense increased from $643,000 in 1996 to $685,000 in 1997, an increase of $42,000 due to interest and penalty fees for late payments of payroll taxes.

PROVISIONS FOR BAD DEBTS

     Provisions for bad debt are accrued for contracts receivables that are 90+ days past due. The expense for year-end 1997 was $551,000 and $451,000 in 1996. During the fiscal year 1997, $371,000 in contracts receivable were written off to bad debts. In 1996, 19.2% of contracts receivable were delinquent and 26.0% in 1997.

EXTINGUISHMENT OF DEBT

     The Company realized a gain from extinguishment of debt in the amount of
$4,921.   No income taxes were attributed to this extinguishment of debt due to the Company's loss carryforwards.


OTHER INCOME

     The Company received a judgement against a former sales group in the amount of $214,000. The Company has set up a reserve against this judgement amount as the Company feels the collectable portion to be $50,000.

     The Company was granted a permit to log certain trees on its Redwood Trails property. Total income from this operation in 1996 was $106,000 with expenses of $73,000, resulting in net income of $33,376. There was no logging income or expenses for year ended 1997.

DEFERRED INCOME AND PREPAID EXPENSES

     Beginning in 1990, the Company offered its existing members the opportunity to pay their dues for life by paying a one-time fee. This was subsequently increased to its current level of $2,995. The lifetime dues are transferable to one subsequent owner of the membership. Income from lifetime dues are recorded as a liability and amortized to dues income over ten years. Lifetime dues received during fiscal year 1997 totaled $166,820, and amortized income totaled $136,814.

     The Company offers free vacations to new Club Rainbow members. In the past, a certain portion of the income from the sale of these memberships was deferred to cover the cost of these free vacations. The deferred income was then amortized to income over a period of seven years. This accounting method was discontinued due to the SEC's ruling requiring the Company to recognize revenue from the sales of memberships over the expected life of the membership. As a result, in 1997, the Company recognized $273.000 in income from prior year's membership sales and $80,000 in additional selling and marketing expense from prior years. The restated financial statements for 1996 reflect a reduction of $519,000 in revenues and a reduction of $141,000 in sales and marketing expense.

     The Company entered into an agreement with Affiliated Resorts (a company in which the Company's Chairman of the Board, Robert R. Brindle, owns approximately 60%) to sell Club Rainbow Vacation memberships at Golden Pond Resort (a resort owned by Affiliated Resorts) and other Southern California offsite offices. The Company has agreed to pay Affiliated 40% of the sales amounts generated by Affiliated in exchange for allowing existing and new Club Rainbow Vacations members the right to use Golden Pond Resort. The Company records these payments as prepaid usage and amortizes it to expense over the life of the agreement, which is five years. During the fiscal year ended June 30, 1997, $82,000 was added to prepaid usage and $65,000 was expensed.

EXTRAORDINARY ITEMS

FLOOD LOSS

In January 1997, Klamath Cove Resort was destroyed by flooding. The buildings, contents and docks were covered by flood insurance. The Company sustained a loss of property amounting to $207,778 of which it received $145,827 in insurance proceeds. The loss to the Company was $61,523.

INCOME TAXES

     Effective July 1, 1993, the Company retroactively changed its method of accounting for income taxes to conform to the requirements of Financial Accounting Standards Board No. 109, Accounting for Income Taxes. As of June 30 1997, there was a $1,524,445 in net operating loss carryforwards available to offset future taxable income, which is scheduled to expire in 2006.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995 the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company adopted Statement 121 in the first quarter of year end 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

LIQUIDITY AND CAPITAL RESOURCES

     The Company experiences its most significant demand for working capital between May and October. During these months, operating and sales expenses increase significantly. Because this time represents the peak usage of the resorts, it requires hiring seasonal workers and increasing maintenance and operating expenses. These months are also the months of the most active sales efforts.

     The Company's operations require a significant investment in resort properties and improvements before a substantial level of revenues can be expected from the sale of memberships. The operating cost of the Resorts is not fully borne by the members until certain portions of the memberships are sold, necessitating the Company to bear the shortfall. Membership sales are seasonal in nature, with the majority of such sales occurring during the spring and summer months. The Company has no material commitments for capital expenditures to finance the Company's strategy for growth at this time.

     On June 30, 1997 the Company had $414,000 in cash, an increase of $318,000
from the 1996 balance of $96,000.   The Company's principal sources of operating
cash are from maintenance dues and principal and interest payments. In 1997, cash receipts from maintenance dues totaled $1,137,000 and $584,000 from principal and interest payments. In addition the Company received $950,000 from
the sale of the Westside note, and $83,000 from new financing.    Principal uses
of operating cash for 1997 included $140,000 principal repayment on mortgages and other notes, $108,000 in capital expenditures, $827,000 in resort operations, $808,000 in general and administrative expenses (which includes corporate customer services), $685,000 in interest payments and $923,000 in sales and marketing expenses.

ITEM 7 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company has engaged the same accounting firm since 1990 to examine and report on its financial statements. There are no disagreements between the Company and its auditor.

ITEM 8 - FINANCIAL STATEMENTS